Form 10-Q
period 2025-09-30
PROASSURANCE CORP
filed 2025-11-04
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025 or

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
As of October 30, 2025, there were 51,413,643 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2025	December 31, 2024
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,798,274 and $3,803,835, respectively; allowance for expected credit losses, $4,031 and $3,399, respectively)	$3,679,182	$3,582,207
Fixed maturities, trading, at fair value (cost, $12,304 and $52,493, respectively)	12,390	53,157
Equity investments, at fair value (cost, $120,665 and $145,411, respectively)	110,198	130,158
Short-term investments	291,345	254,922
Business owned life insurance	82,346	80,179
Investment in unconsolidated subsidiaries	253,085	259,538
Other investments (at fair value, $2,137 and $2,077, respectively, otherwise at cost or amortized cost)	9,309	7,266
Total Investments	4,437,855	4,367,427
Cash and cash equivalents	54,457	54,881
Premiums receivable, net (allowance for expected credit losses, $7,957 and $8,141, respectively)	255,677	228,900
Receivable from reinsurers on paid losses and loss adjustment expenses	17,787	18,226
Receivable from reinsurers on unpaid losses and loss adjustment expenses	363,663	409,069
Prepaid reinsurance premiums	39,164	30,623
Deferred policy acquisition costs	59,895	59,026
Deferred tax asset, net	132,952	163,928
Real estate, net	14,873	29,581
Operating lease ROU assets	14,491	16,514
Intangible assets, net	49,822	54,208
Goodwill	5,500	5,500
Other assets	106,037	136,390
Total Assets	$5,552,173	$5,574,273
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,118,937	$3,257,696
Unearned premiums	458,376	418,756
Reinsurance premiums payable	26,091	27,289
Total Policy Liabilities and Accruals	3,603,404	3,703,741
Operating lease liabilities	15,321	17,390
Other liabilities	207,673	226,520
Debt less unamortized debt issuance costs	421,523	424,873
Total Liabilities	4,247,921	4,372,524
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 64,020,611 and 63,763,789 shares issued, respectively)	640	638
Additional paid-in capital	411,877	408,471
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($24,560) and ($46,681), respectively)	(90,841)	(172,391)
Retained earnings	1,452,270	1,434,725
Treasury shares, at cost (12,606,968 shares as of each respective period end)	(469,694)	(469,694)
Total Shareholders' Equity	1,304,252	1,201,749
Total Liabilities and Shareholders' Equity	$5,552,173	$5,574,273
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2025	$640	$410,036	$(116,556)	$1,450,824	$(469,694)	$1,275,250
Share-based compensation	—	1,841	—	—	—	1,841
Other comprehensive income (loss)	—	—	25,715	—	—	25,715
Net income (loss)	—	—	—	1,446	—	1,446
Balance at September 30, 2025	$640	$411,877	$(90,841)	$1,452,270	$(469,694)	$1,304,252

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2024	$638	$408,471	$(172,391)	$1,434,725	$(469,694)	$1,201,749
Share-based compensation	—	6,054	—	—	—	6,054
Net effect of restricted and performance shares issued	2	(2,648)	—	—	—	(2,646)
Other comprehensive income (loss)	—	—	81,550	—	—	81,550
Net income (loss)	—	—	—	17,545	—	17,545
Balance at September 30, 2025	$640	$411,877	$(90,841)	$1,452,270	$(469,694)	$1,304,252

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2024	$637	$405,415	$(206,037)	$1,402,115	$(469,702)	$1,132,428
Share-based compensation	—	1,713	—	—	—	1,713
Net effect of restricted and performance shares issued	1	(286)	—	—	—	(285)
Other comprehensive income (loss)	—	—	80,929	—	—	80,929
Net income (loss)	—	—	—	16,441	—	16,441
Balance at September 30, 2024	$638	$406,842	$(125,108)	$1,418,556	$(469,702)	$1,231,226

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2023	$636	$403,554	$(204,489)	$1,381,981	$(469,702)	$1,111,980
Common shares issued for compensation	—	570	—	—	—	570
Share-based compensation	—	3,993	—	—	—	3,993
Net effect of restricted and performance shares issued	2	(1,275)	—	—	—	(1,273)
Other comprehensive income (loss)	—	—	79,381	—	—	79,381
Net income (loss)	—	—	—	36,575	—	36,575
Balance at September 30, 2024	$638	$406,842	$(125,108)	$1,418,556	$(469,702)	$1,231,226
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Revenues
Net premiums earned	$233,404	$243,160	$702,086	$727,176
Net investment income	40,442	37,272	116,326	107,727
Equity in earnings (loss) of unconsolidated subsidiaries	4,731	4,767	13,330	16,383
Net investment gains (losses):
Impairment losses	(1,861)	(1,801)	(1,134)	(3,302)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	605	—	503	102
Net impairment losses recognized in earnings	(1,256)	(1,801)	(631)	(3,200)
Other net investment gains (losses)	2,097	4,053	5	8,346
Total net investment gains (losses)	841	2,252	(626)	5,146
Other income (expense)	136	(2,198)	(2,731)	3,872
Total revenues	279,554	285,253	828,385	860,304
Expenses
Net losses and loss adjustment expenses	186,199	176,331	536,097	557,025
Underwriting, policy acquisition and operating expenses:
Operating expense	46,817	48,036	146,772	138,544
DPAC amortization	34,601	32,353	98,749	99,864
SPC U.S. federal income tax expense (benefit)	658	377	1,913	1,043
SPC dividend expense (income)	1,674	1,360	3,762	2,479
Interest expense	5,236	5,698	15,620	17,004
Total expenses	275,185	264,155	802,913	815,959
Income (loss) before income taxes	4,369	21,098	25,472	44,345
Provision for income taxes:
Current expense (benefit)	255	881	(742)	901
Deferred expense (benefit)	2,668	3,776	8,669	6,869
Total income tax expense (benefit)	2,923	4,657	7,927	7,770
Net income (loss)	1,446	16,441	17,545	36,575
Other comprehensive income (loss), after tax, net of reclassification adjustments	25,715	80,929	81,550	79,381
Comprehensive income (loss)	$27,161	$97,370	$99,095	$115,956
Earnings (loss) per share:
Basic	$0.03	$0.32	$0.34	$0.72
Diluted	$0.03	$0.32	$0.34	$0.71
Weighted average number of common shares outstanding:
Basic	51,414	51,156	51,317	51,077
Diluted	51,755	51,277	51,627	51,217
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2025	2024
Operating Activities
Net income (loss)	$17,545	$36,575
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, net of accretion	10,671	13,645
(Increase) decrease in cash surrender value of BOLI	(2,167)	(2,087)
Gain on sale of intangible assets	(950)	—
Gain on sale of capital assets	(2,212)	—
Net investment (gains) losses	626	(5,146)
Share-based compensation	5,924	3,993
Deferred income tax expense (benefit)	8,669	6,869
Policy acquisition costs, net of amortization (net deferral)	(754)	(3,491)
Equity in (earnings) loss of unconsolidated subsidiaries	(13,330)	(16,383)
Distributed earnings from unconsolidated subsidiaries	13,795	12,760
Other, net	2,545	588
Change in:
Premiums receivable	(27,315)	(29,412)
Reinsurance related assets and liabilities	14,711	2,394
Other assets	15,834	(5,727)
Reserve for losses and loss adjustment expenses	(65,192)	(61,598)
Unearned premiums	39,574	44,179
Other liabilities	(30,450)	(7,636)
Net cash provided by (used in) operating activities	(12,476)	(10,477)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(664,219)	(650,626)
Equity investments	(2,750)	(1,537)
Other investments	(2,470)	(18,543)
Investment in unconsolidated subsidiaries	(17,087)	(17,167)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	670,720	551,239
Equity investments	26,539	22,049
Other investments	517	78,283
Net sales or (purchases) of fixed maturities, trading	3,624	(3,267)
Return of invested capital from unconsolidated subsidiaries	23,075	26,056
Net sales or maturities (purchases) of short-term investments	(34,803)	9,788
Unsettled security transactions, net change	12,083	4,656
Purchases of capital assets	(3,536)	(6,655)
Proceeds from sale of capital assets	19,308	—
Proceeds from sale of intangible assets	950	—
Net cash impact of deconsolidation of closed years of account from Lloyd's Syndicates operations	(11,102)	—
Other	16	—
Net cash provided by (used in) investing activities	20,865	(5,724)
Continued on the following page.

	Nine Months Ended September 30
	2025	2024
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(4,688)	(3,125)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(1,479)	—
Other	(2,646)	(1,274)
Net cash provided by (used in) financing activities	(8,813)	(4,399)
Increase (decrease) in cash and cash equivalents	(424)	(20,600)
Cash and cash equivalents at beginning of period	54,881	65,898
Cash and cash equivalents at end of period	$54,457	$45,298
Significant Non-Cash Transactions
Operating lease liabilities arising from obtaining ROU assets	$—	$2,176
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$—	$(6,500)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, ProAssurance Group, PRA or the Company). See Note 10 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2024 report on Form 10-K.
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
Accounting Changes Adopted
The Company did not adopt any new accounting standards during the nine months ended September 30, 2025.
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
September 30, 2025
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
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)
Effective for fiscal years beginning after December 15, 2027, the FASB amended guidance on accounting for internal-use software and updated disclosure requirements for internal-use software and related amortization. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's results of operations, financial position and cash flows as well as the Company's financial statement disclosures.
Agreement and Plan of Merger
On March 19, 2025, ProAssurance entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Doctors Company, a California-domiciled reciprocal inter-insurance exchange, and Jackson Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of The Doctors Company (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into ProAssurance (the “Merger”). ProAssurance will continue as the surviving corporation in the Merger as a wholly owned subsidiary of The Doctors Company. The Board has approved the Merger Agreement and the transactions contemplated thereby, including the Merger.
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of common stock, $0.01 par value, of ProAssurance common stock that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares as defined in the Merger Agreement) will be converted into the right to receive $25.00 in cash per share (the “Merger Consideration”).
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
In connection with the Merger, the Company expects to incur significant expenses. However, an estimate of those expenses cannot be made at this time. During the three and nine months ended September 30, 2025, pre-tax transaction-related costs of approximately $3.0 million and $14.6 million, respectively, were included as a component of consolidated operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
On June 24, 2025, ProAssurance held a special meeting of stockholders at which holders of ProAssurance’s common stock approved each of the proposals voted on at the meeting relating to the transactions contemplated by the Merger Agreement. On July 2, 2025, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 with respect to the Merger.
The closing of the proposed Merger remains subject to other customary closing conditions, including approval from insurance regulators in the jurisdictions where the Company’s operating subsidiaries are domiciled. As of November 4, 2025, The Doctors Company has received final approval from insurance regulators in Alabama, the District of Columbia, Illinois, Missouri and Vermont. Review of the proposed Merger by insurance regulators remains pending in California, Pennsylvania and Texas. The timing for completion of the pending reviews is uncertain and not within the Company’s control, but in light of

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
progress made toward satisfaction of closing conditions, the Company currently anticipates closing the transaction by June 30, 2026.
Disposal of Long-Lived Asset
During the first quarter of 2025, ProAssurance sold the Franklin, TN property to an unrelated third party, recognizing a gain of $2.2 million in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of other income (expense). Proceeds, net of closing costs, of $19.3 million from the sale of the property are included in investing activities on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025. In accordance with ASC 360, depreciation was not recorded for the Franklin, TN property during the first quarter of 2025 once the asset was classified as held for sale. See Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K for the Company's accounting policy regarding real estate.
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
Fair values of assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	September 30, 2025
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$248,450	$—	$248,450
U.S. Government-sponsored enterprise obligations	—	10,026	—	10,026
State and municipal bonds	—	451,391	—	451,391
Corporate debt, multiple observable inputs	—	1,666,329	—	1,666,329
Corporate debt, limited observable inputs	—	—	77,906	77,906
Residential mortgage-backed securities	—	552,081	—	552,081
Agency commercial mortgage-backed securities	—	5,230	—	5,230
Other commercial mortgage-backed securities	—	205,798		205,798
Other asset-backed securities	—	453,736	8,235	461,971
Fixed maturities, trading	—	12,390	—	12,390
Equity investments
Financial	9,532	2,358	—	11,890
Utilities/Energy	1,030	—	—	1,030
Industrial	—	—	4,526	4,526
Bond funds	81,215	—	—	81,215
All other	11,537	—	—	11,537
Short-term investments	223,597	67,748	—	291,345
Other investments	—	1,616	521	2,137
Other assets	—	734	—	734
Total assets categorized within the fair value hierarchy	$326,911	$3,677,887	$91,188	4,095,986
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				220,532
Total assets at fair value				$4,316,518

Liabilities:
Other liabilities	$1,650	$1,540	$—	$3,190
Total liabilities categorized within the fair value hierarchy	$1,650	$1,540	$—	$3,190

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
Quantitative Information Regarding Level 3 Valuations
Below is quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	September 30, 2025	December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$77,906	$81,062	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$8,235	$3,774	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$4,526	$5,506	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$521	$500	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	September 30, 2025
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total
Balance, June 30, 2025	$80,344	$9,449	$4,526	$1,021	$95,340
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	24	3	—	—	27
Net investment gains (losses)	—	—	(590)	—	(590)
Included in other comprehensive income (loss)	224	98	—	—	322
Purchases	2,734	3,500	590	—	6,824
Sales	(5,444)	(49)	—	(500)	(5,993)
Transfers in	901	—	—	—	901
Transfers out	(877)	(4,766)	—	—	(5,643)
Balance, September 30, 2025	$77,906	$8,235	$4,526	$521	$91,188
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(590)	$—	$(590)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	September 30, 2025
	Level 3 Fair Value Measurements - Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets
Balance, December 31, 2024	$81,062	$3,774	$5,506	$500	$90,842
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	24	3	—	—	27
Net investment gains (losses)	(1,727)	—	(1,570)	—	(3,297)
Included in other comprehensive income (loss)	692	69	—	—	761
Purchases	12,533	8,321	590	521	21,965
Sales	(9,831)	(316)	—	(500)	(10,647)
Transfers in	6,968	2,198	—	—	9,166
Transfers out	(11,815)	(5,814)	—	—	(17,629)
Balance, September 30, 2025	$77,906	$8,235	$4,526	$521	$91,188
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(1,278)	$—	$(1,278)

	September 30, 2024
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets
Balance, June 30, 2024	$66,951	$724	$4,238	$500	$72,413
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	2	—	—	2
Net investment gains (losses)	—	—	(68)	—	(68)
Included in other comprehensive income (loss)	95	—	—	—	95
Purchases	5,133	1,998	319	—	7,450
Sales	(958)	—	—	—	(958)
Transfers in	3,587	—	—	—	3,587
Balance, September 30, 2024	$74,808	$2,724	$4,489	$500	$82,521
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(68)	$—	$(68)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

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
All transfers in and out of Level 3 during the three and nine months ended September 30, 2025 and 2024 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At September 30, 2025 and December 31, 2024, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of September 30, 2025 and fair values of these investments as of September 30, 2025 and December 31, 2024 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	September 30, 2025	September 30, 2025	December 31, 2024
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$3,799	$11,823	$14,190
Long/short equity funds (2)	None	—	4,246
Non-public equity funds (3)	$30,413	104,488	111,441
Credit funds (4)	$55,793	52,696	45,134
Strategy focused funds (5)	$62,270	51,525	51,258
Total investments carried at NAV		$220,532	$226,269

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
Below is additional information regarding each of the investments listed in the table above as of September 30, 2025.
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
(2)This investment is comprised of one LP fund, which holds long and short publicly traded securities that will passively generate income. This fund was fully redeemed in the third quarter of 2025.
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
(5)This investment is comprised of multiple unrelated LPs/LLCs funds. One fund is an LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. A second fund is focused on aircraft investments, along with components and assets related to aircraft. A third fund is an LLC focused on acquiring ownership stakes in insurance agencies. For all three funds, redemptions are not permitted. The remaining funds are real estate focused LPs, three of which allow for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at September 30, 2025 or December 31, 2024.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	September 30, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$82,346	$82,346	$80,179	$80,179
Other investments	$7,172	$7,172	$5,189	$5,189
Other assets	$23,151	$23,151	$34,793	$34,793
Financial liabilities:
Revolving Credit Agreement*	$125,000	$125,000	$125,000	$125,000
Term Loan*	$115,625	$115,625	$120,313	$120,313
Contribution Certificates	$182,158	$165,112	$181,163	$152,564
Other liabilities	$28,955	$28,955	$33,793	$33,793
* Carrying value excludes unamortized debt issuance costs.
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $23.1 million and $34.1 million at September 30, 2025 and December 31, 2024, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $29.0 million and $33.8 million at September 30, 2025 and December 31, 2024, respectively.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.
3. Investments
Available-for-sale fixed maturities at September 30, 2025 and December 31, 2024 included the following:

	September 30, 2025
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$254,416	$—	$833	$6,799	$248,450
U.S. Government-sponsored enterprise obligations	10,361	—	7	342	10,026
State and municipal bonds	462,226	—	4,200	15,035	451,391
Corporate debt	1,793,841	3,513	15,344	61,437	1,744,235
Residential mortgage-backed securities	593,747	185	4,515	45,996	552,081
Agency commercial mortgage-backed securities	5,940	—	10	720	5,230
Other commercial mortgage-backed securities	212,742	62	881	7,763	205,798
Other asset-backed securities	465,001	271	3,976	6,735	461,971
	$3,798,274	$4,031	$29,766	$144,827	$3,679,182

	December 31, 2024
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$256,939	$—	$107	$13,143	$243,903
U.S. Government-sponsored enterprise obligations	15,586	—	—	692	14,894
State and municipal bonds	470,974	—	1,135	25,508	446,601
Corporate debt	1,833,207	2,608	4,241	107,065	1,727,775
Residential mortgage-backed securities	536,194	197	1,628	58,826	478,799
Agency commercial mortgage-backed securities	7,600	—	—	873	6,727
Other commercial mortgage-backed securities	214,019	406	439	12,266	201,786
Other asset-backed securities	469,316	188	1,725	9,131	461,722
	$3,803,835	$3,399	$9,275	$227,504	$3,582,207

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$254,416	$96,671	$117,090	$32,067	$2,622	$248,450
U.S. Government-sponsored enterprise obligations	10,361	1,032	6,265	756	1,973	10,026
State and municipal bonds	462,226	31,578	151,503	144,730	123,580	451,391
Corporate debt	1,793,841	185,911	867,201	544,896	146,227	1,744,235
Residential mortgage-backed securities	593,747					552,081
Agency commercial mortgage-backed securities	5,940					5,230
Other commercial mortgage-backed securities	212,742					205,798
Other asset-backed securities	465,001					461,971
	$3,798,274					$3,679,182
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at September 30, 2025.
Cash and securities with a carrying value of $53.2 million at September 30, 2025 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $68.8 million at September 30, 2025 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support the Company's previous participation in underwriting years that remain open at Syndicate 1729. At September 30, 2025, the fair value of ProAssurance's FAL investments was $17.4 million and were comprised of cash and cash equivalents and, to a lesser extent, investment securities, primarily available-for-sale fixed maturities, on deposit with Lloyd's, in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2025 and December 31, 2024, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2025
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$190,822	$6,799	$13,661	$972	$177,161	$5,827
U.S. Government-sponsored enterprise obligations	8,996	342	—	—	8,996	342
State and municipal bonds	288,050	15,035	40,373	1,840	247,677	13,195
Corporate debt	1,069,619	61,437	154,904	10,057	914,715	51,380
Residential mortgage-backed securities	315,729	45,996	76,550	4,951	239,179	41,045
Agency commercial mortgage-backed securities	4,781	720	800	122	3,981	598
Other commercial mortgage-backed securities	124,738	7,763	25,528	325	99,210	7,438
Other asset-backed securities	129,095	6,735	36,326	1,179	92,769	5,556
	$2,131,830	$144,827	$348,142	$19,446	$1,783,688	$125,381

	December 31, 2024
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$213,505	$13,143	$33,822	$1,561	$179,683	$11,582
U.S. Government-sponsored enterprise obligations	14,894	692	2,603	69	12,291	623
State and municipal bonds	378,425	25,508	82,312	2,261	296,113	23,247
Corporate debt	1,350,139	107,065	222,614	9,593	1,127,525	97,472
Residential mortgage-backed securities	378,461	58,826	118,908	3,810	259,553	55,016
Agency commercial mortgage-backed securities	6,727	873	426	8	6,301	865
Other commercial mortgage-backed securities	151,386	12,266	17,337	188	134,049	12,078
Other asset-backed securities	202,517	9,131	65,870	560	136,647	8,571
	$2,696,054	$227,504	$543,892	$18,050	$2,152,162	$209,454
As of September 30, 2025, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 1,806 debt securities (45.0% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,054 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $4.5 million and $2.7 million, respectively. The securities were evaluated for impairment as of September 30, 2025.
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
September 30, 2025
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
Fixed maturity securities held in an unrealized loss position at September 30, 2025, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the September 30, 2025 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at July 1, 2025	$2,250	$188	$62	$274	$2,774
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,263	—	—	—	1,263
Reductions related to:
Securities sold during the period	—	(3)	—	(3)	(6)
Balance, at September 30, 2025	$3,513	$185	$62	$271	$4,031

	Nine Months Ended September 30, 2025
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2024	$2,608	$197	$406	$188	$3,399
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,263	—	62	91	1,416
An allowance for credit losses was recorded in a previous period	1,727	—	—	—	1,727
Reductions related to:
Securities sold during the period	(2,085)	(12)	(406)	(8)	(2,511)
Balance, at September 30, 2025	$3,513	$185	$62	$271	$4,031

	Three Months Ended September 30, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at July 1, 2024	$1,210	$203	$—	$189	$1,602
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,398	—	406	—	1,804
Reductions related to:
Securities sold during the period	—	(2)	—	(1)	(3)
Balance, at September 30, 2024	$2,608	$201	$406	$188	$3,403

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	Nine Months Ended September 30, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2023	$—	$211	$151	$193	$555
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	2,138	—	406	—	2,544
An allowance for credit losses was recorded in a previous period	470	—	—	—	470
Reductions related to:
Securities sold during the period	—	(10)	(151)	(5)	(166)
Balance, at September 30, 2024	$2,608	$201	$406	$188	$3,403
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2025	2024	2025	2024
Proceeds from sales (exclusive of maturities and paydowns)	$13.1	$39.4	$175.2	$97.7
Purchases	$188.6	$186.5	$664.2	$650.6
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
Fixed maturities	$37,199	$34,092	$108,826	$99,150
Equities	1,027	1,197	3,142	3,253
Short-term investments, including Other	3,325	3,167	8,381	9,718
BOLI	927	1,101	2,166	2,087
Investment fees and expenses	(2,036)	(2,285)	(6,189)	(6,481)
Net investment income	$40,442	$37,272	$116,326	$107,727
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries was as follows:

	September 30, 2025	Carrying Value
(In thousands)	Percentage Ownership	September 30, 2025	December 31, 2024
Qualified affordable housing project tax credit partnerships	See below	$259	$247
All other investments, primarily investment fund LPs/LLCs	See below	252,826	259,291
		$253,085	$259,538
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At September 30, 2025 and December 31, 2024, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to five of the LPs/LLCs is greater than 25% at September 30, 2025 and December 31, 2024 which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $25.0 million at September 30, 2025 and $18.0 million at December 31, 2024. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $227.8 million at September 30, 2025 and $241.3 million at December 31, 2024. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
Qualified affordable housing project tax credit partnerships
Losses (gains) recorded	$(777)	$451	$(782)	$163
Tax credits recognized	$—	$8	$11	$24
ProAssurance accounts for its tax credit partnership investments under the equity method of accounting and records its allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For the Company's qualified affordable housing project tax credit partnerships, it adjusts its estimates of their allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. For the three and nine months ended September 30, 2025 and 2024, the Company generated a nominal amount of tax credits from its tax credit partnership investments, which were deferred and are expected to be utilized in future periods. As of September 30, 2025, the Company had approximately $47.4 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
Total impairment losses:
Corporate debt	$(1,868)	$(1,398)	$(1,408)	$(2,710)
Asset-backed securities	7	(403)	274	(592)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	605	—	503	102
Net impairment losses recognized in earnings	(1,256)	(1,801)	(631)	(3,200)
Gross realized gains, available-for-sale fixed maturities	248	484	1,352	1,156
Gross realized (losses), available-for-sale fixed maturities	(238)	(1,567)	(5,179)	(3,636)
Net realized gains (losses), trading fixed maturities	20	5	32	18
Net realized gains (losses), equity investments	590	176	(968)	2,115
Net realized gains (losses), other investments	—	(245)	(158)	(826)
Change in unrealized holding gains (losses), trading fixed maturities	17	(5)	(85)	165
Change in unrealized holding gains (losses), equity investments	1,370	4,979	4,797	1,762
Change in unrealized holding gains (losses), convertible securities, carried at fair value	90	267	214	873
Other(1)	—	(41)	—	6,719
Net investment gains (losses)	$841	$2,252	$(626)	$5,146
(1) Includes a gain of $6.5 million related to the decrease in the contingent consideration liability during the 2024 nine-month period. See further discussion on the contingent consideration in Note 2 and Note 8 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K.

For the three and nine months ended September 30, 2025, ProAssurance recognized $1.3 million and $0.6 million of credit-related impairment losses in earnings, respectively, and $0.6 million and $0.5 million of non-credit impairment losses in OCI, respectively, primarily related to corporate bonds in the consumer, communication and real estate sectors. For the three and nine months ended September 30, 2024, ProAssurance recognized $1.8 million and $3.2 million of credit-related impairment losses in earnings, respectively, primarily related to four corporate bonds in the real estate sector. ProAssurance recognized a nominal amount of non-credit impairment losses in OCI for the nine months ended September 30, 2024.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
Balance beginning of period	$57	$1,267	$1,267	$57
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	1,263	—	1,263	740
Impairment has been previously recognized	—	—	—	470
Reductions due to:
Securities sold during the period	(1)	—	(1,211)	—
Balance September 30	$1,319	$1,267	$1,319	$1,267

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the three and nine months ended September 30, 2025 and 2024, the Company utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items.
For the three and nine months ended September 30, 2025, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to non-deductible transaction-related costs associated with the proposed merger transaction with The Doctors Company, non-U.S. operating results and, for the nine months ended September 30, 2025, the amount of executive compensation that is in excess of the statutory limitation. For the three and nine months ended September 30, 2024, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the effect of tax-favored income, the estimated tax rate differential between the Company's actual effective tax rate and its projected annual effective tax rate as calculated under the estimated annual effective tax rate method and, for the nine months ended September 30, 2024, the decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on the contingent consideration in Note 2 and Note 8 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2024 report on Form 10-K.
ProAssurance had a receivable for U.S. federal and U.K. income taxes carried as a part of other assets of $2.1 million as of September 30, 2025 and a liability for U.S. federal and U.K. income taxes carried as a part of other liabilities of $1.0 million as of December 31, 2024.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Year Ended December 31, 2024
Balance, beginning of year	$3,257,696	$3,401,281	$3,401,281
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	409,069	445,573	445,573
Net balance, beginning of year	2,848,627	2,955,708	2,955,708
Net losses:
Current year	566,072	585,734	779,650
(Favorable) unfavorable development of reserves established in prior years, net (1)	(29,975)	(28,709)	(40,215)
Total	536,097	557,025	739,435
Paid related to:
Current year	(61,076)	(71,191)	(106,443)
Prior years	(583,766)	(564,602)	(733,248)
Total paid	(644,842)	(635,793)	(839,691)
Foreign currency exchange rate (gains) losses (2)	15,392	1,441	(6,825)
Net balance, end of period	2,755,274	2,878,381	2,848,627
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	363,663	461,302	409,069
Balance, end of period	$3,118,937	$3,339,683	$3,257,696
(1) Net prior year reserve development recognized for the nine months ended September 30, 2025 and 2024 as well as the year ended December 31, 2024 included $2.7 million, $4.3 million and $5.3 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
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
The consolidated net favorable prior year reserve development recognized for the nine months ended September 30, 2025 primarily reflected:
•Net favorable development of $23.8 million recognized in the Specialty P&C segment driven by $24.0 million of net favorable development in the segment's MPL line of business, principally related to accident years 2018 through 2022, $2.0 million related to the Medical Technology Liability line of business, principally related to accident years 2022 and 2023, and $2.7 million related to purchase accounting amortization (see previous discussion in footnote 1 in the table above). The net favorable development in the Specialty P&C segment was partially offset by $4.9 million of unfavorable development attributable to the Company's Lloyd’s Syndicates operations (participation discontinued), primarily aviation related losses.
•Consolidated net favorable development recognized during the nine months ended September 30, 2025 also included net favorable development of $1.0 million in the Workers' Compensation Insurance segment reflecting a large claim reserve reduction from the 2021 accident year, which had previously exceeded the per person maximum limit under the reinsurance contract.
•Consolidated net favorable loss development recognized during the nine months ended September 30, 2025 also included net favorable development of $5.2 million in the Segregated Portfolio Cell Reinsurance segment related to workers' compensation business of $5.3 million, reflecting favorable trends in claim closing patterns primarily in

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
accident years 2021 through 2024. Partially offsetting the favorable development is a nominal amount of unfavorable development related to medical professional liability business related to one program in which the Company does not participate in the underwriting results.
For additional information regarding ProAssurance's prior year reserve development recognized for the nine months ended September 30, 2024 and the year ended December 31, 2024, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in ProAssurance's September 30, 2024 report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K.
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2024 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2025, there were no material reserves established for corporate legal actions.
As of September 30, 2025, ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $207.7 million.
7. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 3.88%) paid annually in April	$182,158	$181,163
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $300 million aggregately, including a $50 million accordion feature; Revolving Credit Agreement expires in 2028. The effective interest rate was 5.98% as of September 30, 2025	125,000	125,000
Term Loan, principal repayments in quarterly installments began June 30, 2024; Term Loan expires in 2028. The effective interest rate was 6.10% as of September 30, 2025	115,625	120,313
Total principal	422,783	426,476
Less unamortized debt issuance costs	1,260	1,603
Debt less unamortized debt issuance costs	$421,523	$424,873
Covenant Compliance
There are no financial covenants associated with the Contribution Certificates due 2031.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. As of September 30, 2025, ProAssurance is in compliance with all covenants of the Revolving Credit Agreement.
Additional Information
For additional information regarding ProAssurance's debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
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
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps"), each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. As of September 30, 2025, the margin component of the interest rate on the outstanding borrowings under the Revolving Credit Agreement and Term Loan was 1.98% and 2.10%, respectively, based on ProAssurance's debt to capitalization ratio as of June 30, 2025 resulting in a total interest rate of 5.17% and 5.31%, respectively, including the effect of the Interest Rate Swaps on the base rate. Additional information regarding the Company's Revolving Credit Agreement and Term Loan is provided in Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K.
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps which is reflected as a component of other liabilities on the Condensed Consolidated Balance Sheet. Those cash collateral balances were $1.7 million and $6.7 million at September 30, 2025 and December 31, 2024, respectively.
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
The following table provides a summary of the volume and fair value position of the Company's derivative instruments as well as the reporting location in the Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024.

($ in thousands)		September 30, 2025			December 31, 2024
Derivative Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Cash Flow Hedge- Interest Rate Swaps	Other Assets	2	$240,625	$734	2	$245,313	$5,801
Foreign Currency Forwards	Other Assets (Liabilities)	2	$124,747	$(1,540)	1	$5,470	$293
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps and foreign currency forwards is provided in Note 2.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
For the three and nine months ended September 30, 2025 and 2024, ProAssurance reclassified a gain on the Interest Rate Swaps from AOCI, net of tax, into earnings as shown in the table below:

		Qualifying Cash Flow Hedges - Gains (Losses) Reclassified from AOCI, net of tax, to Earnings
(In thousands)		Three Months Ended September 30		Nine Months Ended September 30
Derivatives Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2025	2024	2025	2024
Cash Flow Hedge- Interest Rate Swaps	Interest Expense	$535	$1,068	$1,620	$3,192

At September 30, 2025, management estimates that it will reclassify approximately $1.0 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 9.
The following table presents the pre-tax impact of the change in the fair value of the foreign currency forwards and the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2025.

(In thousands)		Three Months Ended September 30		Nine Months Ended September 30
Derivatives not Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2025	2024	2025	2024
Foreign Currency Forwards	Other Income (Expense)	$(1,347)	$—	$5,977	$—
As a result of the utilization of derivative instruments, ProAssurance is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of September 30, 2025, the counterparty involved with the Interest Rate Swaps had an investment grade rating of A and the counterparty involved with the foreign currency forwards had an investment grade rating of BBB. Each counterparty has performed in accordance with their contractual obligations.
9. Shareholders’ Equity
At September 30, 2025 and December 31, 2024, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
At September 30, 2025, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. ProAssurance did not repurchase any common shares during the three and nine months ended September 30, 2025 or 2024.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax expense of $7.0 million and $22.1 million for the three and nine months ended September 30, 2025, respectively, as compared to $22.1 million and $21.9 million for the same respective periods of 2024.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
The changes in the balance of each component of AOCI for the three and nine months ended September 30, 2025 and 2024 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2025	$(116,675)	$952	$(11)	$(822)	$(116,556)
OCI, before reclassifications, net of tax	25,604	158	(478)	—	25,284
Amounts reclassified from AOCI, net of tax	966	(535)	—	—	431
Net OCI, current period	26,570	(377)	(478)	—	25,715
Balance, September 30, 2025	$(90,105)	$575	$(489)	$(822)	$(90,841)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(176,053)	$4,576	$(92)	$(822)	$(172,391)
OCI, before reclassifications, net of tax	81,855	(2,381)	(478)	—	78,996
Amounts reclassified from AOCI, net of tax	4,093	(1,620)	81	—	2,554
Net OCI, current period	85,948	(4,001)	(397)	—	81,550
Balance, September 30, 2025	$(90,105)	$575	$(489)	$(822)	$(90,841)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2024	$(211,070)	$6,302	$(92)	$(1,177)	$(206,037)
OCI, before reclassifications, net of tax	84,305	(4,619)	—	—	79,686
Amounts reclassified from AOCI, net of tax	2,311	(1,068)	—	—	1,243
Net OCI, current period	86,616	(5,687)	—	—	80,929
Balance, September 30, 2024	$(124,454)	$615	$(92)	$(1,177)	$(125,108)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)
OCI, before reclassifications, net of tax	77,369	781	(455)	—	77,695
Amounts reclassified from AOCI, net of tax	4,504	(3,192)	374	—	1,686
Net OCI, current period	81,873	(2,411)	(81)	—	79,381
Balance, September 30, 2024	$(124,454)	$615	$(92)	$(1,177)	$(125,108)
(1) ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges. See Note 8 for additional information on the Interest Rate Swaps.
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $230.7 million at September 30, 2025 and $234.4 million at December 31, 2024. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At September 30, 2025, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At September 30, 2025 and December 31, 2024, approximately $145 million and $139 million of ProAssurance's assets, respectively, and approximately $145 million and $139 million of its liabilities, respectively, included on the Condensed Consolidated Balance Sheet were related to PPM RRG.
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

(In thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Weighted average number of common shares outstanding, basic	51,414	51,156	51,317	51,077
Dilutive effect of securities:
Restricted Share Units	208	78	202	106
Performance Share Units	133	43	108	34
Weighted average number of common shares outstanding, diluted	51,755	51,277	51,627	51,217
Effect of dilutive shares on earnings (loss) per share	$—	$—	$—	$(0.01)
There were no antidilutive common share equivalents for the three and nine months ended September 30, 2025. The diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2024 excluded approximately 236,000 and 210,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as their effect would have been antidilutive.
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
September 30, 2025
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025
Financial results by segment were as follows:

	Three Months Ended September 30, 2025
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$180,787	$40,972	$11,645	$—	$—	$233,404
Net investment income	—	—	1,100	39,342	—	40,442
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,731	—	4,731
Net investment gains (losses)	—	—	796	45	—	841
Other income (expense)(1)	996	414	1	(1,003)	(272)	136
Net losses and loss adjustment expenses(2)	(149,343)	(30,727)	(6,129)	—	—	(186,199)
Operating expenses(1)(2)(3)	(24,082)	(11,481)	(430)	(7,835)	(6)	(43,834)
Deferred policy acquisition costs(2)	(26,839)	(4,313)	(3,727)	—	278	(34,601)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(658)	—	—	(658)
SPC dividend (expense) income	—	—	(1,674)	—	—	(1,674)
Interest expense	—	—	—	(5,236)	—	(5,236)
Income tax benefit (expense)	—	—	—	(2,928)	—	(2,928)
Segment results	$(18,481)	$(5,135)	$924	$27,116	$—	4,424
Reconciliation of segments to consolidated results:
Transaction-related costs, net(5)						(2,978)
Net income (loss)						$1,446
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,001	$1,261	$(630)	$676	$—	$3,308

	Nine Months Ended September 30, 2025
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$543,351	$124,038	$34,697	$—	$—	$702,086
Net investment income	—	—	2,818	113,508	—	116,326
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	13,330	—	13,330
Net investment gains (losses)	—	—	1,779	(2,405)	—	(626)
Other income (expense)(1)	6,904	1,237	18	(10,040)	(850)	(2,731)
Net losses and loss adjustment expenses(2)	(425,338)	(92,027)	(18,732)	—	—	(536,097)
Operating expenses(1)(2)(3)	(72,811)	(33,312)	(1,323)	(24,806)	58	(132,194)
Deferred policy acquisition costs amortization(2)	(73,753)	(14,872)	(10,916)	—	792	(98,749)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(1,913)	—	—	(1,913)
SPC dividend (expense) income	—	—	(3,762)	—	—	(3,762)
Interest expense	—	—	—	(15,620)	—	(15,620)
Income tax benefit (expense)	—	—	—	(9,001)	—	(9,001)
Segment results	$(21,647)	$(14,936)	$2,666	$64,966	$—	31,049
Reconciliation of segments to consolidated results:
Transaction-related costs, net(5)						(13,504)
Net income (loss)						$17,545
Significant non-cash items:
Depreciation and amortization, net of accretion	$6,231	$3,794	$(1,534)	$2,180	$—	$10,671

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

	Three Months Ended September 30, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$188,704	$41,829	$12,627	$—	$—	$243,160
Net investment income	—	—	1,009	36,263	—	37,272
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,767	—	4,767
Net investment gains (losses)	—	—	599	1,653	—	2,252
Other income (expense)(1)	1,395	537	1	(3,850)	(281)	(2,198)
Net losses and loss adjustment expenses(2)	(136,337)	(32,193)	(7,801)	—	—	(176,331)
Operating expenses(1)(2)(3)	(26,616)	(10,915)	(222)	(10,290)	7	(48,036)
Deferred policy acquisition costs(2)	(25,238)	(3,468)	(3,921)	—	274	(32,353)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(377)	—	—	(377)
SPC dividend (expense) income	—	—	(1,360)	—	—	(1,360)
Interest expense	—	—	—	(5,698)	—	(5,698)
Income tax benefit (expense)	—	—	—	(4,657)	—	(4,657)
Segment results	$1,908	$(4,210)	$555	$18,188	$—	16,441
Net income (loss)						$16,441
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,065	$1,270	$(671)	$1,216	$—	$3,880

	Nine Months Ended September 30, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$562,137	$124,692	$40,347	$—	$—	$727,176
Net investment income	—	—	2,687	105,040	—	107,727
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	16,383	—	16,383
Net investment gains (losses)	—	—	2,327	(3,921)	—	(1,594)
Other income (expense)(1)	4,984	1,483	1	(1,340)	(1,256)	3,872
Net losses and loss adjustment expenses(2)	(434,564)	(95,980)	(26,481)	—	—	(557,025)
Operating expenses(1)(2)(3)	(77,308)	(32,586)	(1,588)	(27,084)	342	(138,224)
Deferred policy acquisition costs amortization(2)	(76,839)	(11,422)	(12,517)	—	914	(99,864)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(1,043)	—	—	(1,043)
SPC dividend (expense) income	—	—	(2,479)	—	—	(2,479)
Interest expense	—	—	—	(17,004)	—	(17,004)
Income tax benefit (expense)	—	—	—	(7,837)	—	(7,837)
Segment results	$(21,590)	$(13,813)	$1,254	$64,237	$—	30,088
Reconciliation of segments to consolidated results:
Transaction-related costs, net(5)						(253)
Contingent Consideration(6)						6,740
Net income (loss)						$36,575
Significant non-cash items:
Depreciation and amortization, net of accretion	$6,784	$3,747	$(1,661)	$4,775	$—	$13,645
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2025

(5) Represents the transaction-related costs, after-tax, associated with the proposed merger transaction between ProAssurance and The Doctors Company for the three and nine months ended September 30, 2025 and actuarial consulting fees paid during the second quarter of 2024 in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. For the three and nine months ended September 30, 2025, pre-tax transaction-related costs of approximately $3.0 million and $14.6 million, respectively, were included as a component of consolidated operating expenses as compared to $0.3 million for the 2024 nine-month period. The associated income tax benefit was nominal for the three months ended September 30, 2025 and approximately $1.1 million for the nine months ended September 30, 2025 and was included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income as compared to a nominal amount for the 2024 nine-month period.

(6) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition and the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting, all of which were included as a component of consolidated net investment gains (losses) on the Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2024. See further discussion on the contingent consideration in Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2024 report on Form 10-K.

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
Specialty P&C Segment
Gross premiums earned:
MPL	$183,523	$186,376	$548,176	$551,791
Medical Technology Liability	10,689	11,262	32,360	33,196
Lloyd's Syndicates	508	2,897	1,918	12,256
Other	3,674	5,373	12,038	16,986
Ceded premiums earned	(17,607)	(17,204)	(51,141)	(52,092)
Segment net premiums earned	180,787	188,704	543,351	562,137
Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	44,783	46,148	133,890	136,310
Alternative market business	14,478	15,674	43,213	49,130
Ceded premiums earned	(18,289)	(19,993)	(53,065)	(60,748)
Segment net premiums earned	40,972	41,829	124,038	124,692
Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	12,840	14,095	38,333	44,767
MPL(2)	676	518	2,009	1,881
Ceded premiums earned	(1,871)	(1,986)	(5,645)	(6,301)
Segment net premiums earned	11,645	12,627	34,697	40,347
Consolidated net premiums earned	$233,404	$243,160	$702,086	$727,176
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
Estimation of Taxes
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three and nine months ended September 30, 2025 and September 30, 2024, we utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. See further discussion on this method in Note 4 of the Notes to Condensed Consolidated Financial Statements.
U.S. Tax Legislation
The OBBBA was signed into law on July 4, 2025 and included extensions and modifications to various domestic and international tax provisions that were originally enacted under the TCJA. Under current accounting guidance, the effects of changes in tax law are accounted for in the period of enactment or the date the President signs the bill. These changes are considered a discrete component of the income tax provision and do not have a material impact on our effective tax rate or on our current or deferred taxes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At September 30, 2025, we held cash and liquid investments of approximately $125 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of October 30, 2025, we also have an additional $125 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed, as discussed in this section under the heading "Debt."
To date during 2025, our operating subsidiaries have paid dividends to us of approximately $113 million, of which $61 million was paid in October 2025. Dividends paid in October 2025 have not been included in our cash and liquid investments held outside of insurance subsidiaries as of September 30, 2025. Excluding the dividends paid in October 2025, our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $105 million over the remainder of 2025 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Nine Months Ended September 30
(In thousands)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(12,476)	$(10,477)	$(1,999)
Investing activities	20,865	(5,724)	26,589
Financing activities	(8,813)	(4,399)	(4,414)
Increase (decrease) in cash and cash equivalents	$(424)	$(20,600)	$20,176
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
Operating cash flows decreased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The change in operating cash flows was primarily due to:
•An increase in cash paid for operating expenses of $8.9 million driven by higher incentive based compensation and transaction-related costs associated with the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to the Condensed Consolidated Financial Statements).
•A decrease in net premium receipts of $19.8 million primarily driven by a lower volume of written premium due to the proactive actions we have taken in certain lines of business to improve profitability, partially offset by a decrease in premiums paid for reinsurance.
The decrease in operating cash flows was partially offset by:
•A decrease in paid net losses of $20.4 million driven by our Specialty P&C segment which reflected a lower number of claims resolved with large indemnity payments as compared to the prior year period and an increase in cash received from reinsurance recoveries related to five large claims.
•An increase in cash received from investment income of $4.8 million driven by an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs and higher average book yields as we take advantage of the current interest rate environment as our portfolio matures.
The remaining variance in operating cash flows for the nine months ended September 30, 2025 as compared to the same period of 2024 was composed of individually insignificant components.

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
Excess of Loss Reinsurance Agreements
Our Medical Professional Liability and Medical Technology Liability treaties renew annually on October 1 and our workers' compensation treaty renews annually on May 1. Our MPL and Medical Technology Liability treaties renewed October 1, 2025. For our MPL treaty, there was a decrease in reinstatement premiums provisions and a slight reduction to the gross rate paid under the renewed treaty. Retention of our Medical Technology Liability coverages in excess of $2 million increased to 6% from 0% of the next $8 million of risk. All other terms were consistent with the expiring treaties. Our traditional workers' compensation treaty renewed May 1, 2025 at a lower contract rate than the previous treaty. All other material terms were consistent with the expiring treaty. The significant coverages provided by our current excess of loss reinsurance agreements are depicted in the following table.

Current Excess of Loss Reinsurance Agreements

Medical Professional Liability	Medical Technology & Life Sciences Products	Workers' Compensation - Traditional
(1) Effective October 1, 2025, total reinsured limits decreased to $19M from $24M. Since we were not writing policies with these higher limits of coverage, the reduction in limit is not significant. One prepaid limit reinstatement of $16M and a second limit reinstatement of up to $16M for the second layer, subject to reinstatement premium, which attaches after the first reinstatement has been completely exhausted. Historically, the prepaid limit reinstatement and second limit reinstatement ranged from $16M to $21M. All limit reinstatements thereafter require no additional premium. Effective October 1, 2021, limits can be reinstated a maximum of four times.
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
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. During the second quarter of 2025, we made an income tax extension payment of $2.8 million for the 2024 tax year.
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
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $15.2 million as of September 30, 2025. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035.

Investing Activities and Related Cash Flows
Our investments at September 30, 2025 and December 31, 2024 are comprised as follows:

	September 30, 2025		December 31, 2024
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$248,450	5%	$243,903	5%
U.S. Government-sponsored enterprise obligations	10,026	1%	14,894	1%
State and municipal bonds	451,391	10%	446,601	10%
Corporate debt	1,744,235	39%	1,727,775	40%
Residential mortgage-backed securities	552,081	12%	478,799	11%
Commercial mortgage-backed securities	211,028	5%	208,513	5%
Other asset-backed securities	461,971	10%	461,722	10%
Total fixed maturities, available-for-sale	3,679,182	82%	3,582,207	82%
Fixed maturities, trading	12,390	1%	53,157	1%
Total fixed maturities	3,691,572	83%	3,635,364	83%

Equity investments(1)	110,198	2%	130,158	3%
Short-term investments	291,345	6%	254,922	5%
BOLI	82,346	2%	80,179	2%
Investment in unconsolidated subsidiaries	253,085	6%	259,538	6%
Other investments	9,309	1%	7,266	1%
Total investments	$4,437,855	100%	$4,367,427	100%
(1) Includes $81.2 million and $101.2 million of investment grade bond funds as of September 30, 2025 and December 31, 2024, respectively, which are not subject to significant equity price risk.
At September 30, 2025, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	September 30, 2025		December 31, 2024
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$547,945	15%	$571,139	16%
AA+	762,865	21%	710,841	20%
AA	188,540	5%	208,986	6%
AA-	173,173	5%	174,349	5%
A+	240,742	6%	248,353	7%
A	409,277	11%	413,259	11%
A-	428,550	11%	381,746	11%
BBB+	211,411	6%	197,142	5%
BBB	310,614	8%	297,266	8%
BBB-	152,445	4%	138,693	4%
Below investment grade	252,791	7%	239,577	6%
Not rated	829	1%	856	1%
Total	$3,679,182	100%	$3,582,207	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2025, S&P Global Market Intelligence

A detailed listing of our investment holdings as of September 30, 2025 is located under the Financials heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, https://investor.proassurance.com/corporate-profile/default.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $90 million and $170 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. Our reinvestment rate of cash flows compared to recent years is more intermittent due to anticipated higher severity and paid loss trends in our MPL line of business and our Workers' Compensation Insurance segment. From time to time our cash balances will fluctuate depending on the actual timing of paid losses. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of October 30, 2025, $175 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
At September 30, 2025, our FAL was comprised of cash and cash equivalents and investment securities deposited with Lloyd's which had a fair value of $17.4 million. During the first and third quarters of 2025, we increased our FAL in order to support accumulated losses from prior years, stemming primarily from aviation and catastrophe related losses. Additional information regarding our FAL is detailed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2025 was 3.35 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.11 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		September 30, 2025
($ in thousands, except expected funding period)	September 30, 2025	December 31, 2024	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$259	$247	$30	2
All other investments, primarily investment fund LPs/LLCs	252,826	259,291	207,711	5
Total	$253,085	$259,538	$207,741
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At September 30, 2025, we had investments in 33 separate investment funds with a total carrying value of $252.8 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. As of September 30, 2025, our total funding commitments legally outstanding related to our investments in LPs/LLCs were approximately $207.7 million; however, we anticipate capital of approximately $128 million to be drawn based on our current estimates.

Financing Activities and Related Cash Flows
Debt
Our outstanding debt consisted of the following:

($ in thousands)	September 30, 2025	December 31, 2024
Contribution Certificates	$182,158	$181,163
Revolving Credit Agreement	125,000	125,000
Term Loan	115,625	120,313
Total principal	422,783	426,476
Less unamortized debt issuance costs	1,260	1,603
Debt less unamortized debt issuance costs	$421,523	$424,873
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

Results of Operations – Three and Nine Months Ended September 30, 2025 Compared to Three and Nine Months Ended September 30, 2024
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands, except per share data)	2025	2024	Change		2025	2024	Change
Revenues:
Net premiums written	$261,339	$279,546	$(18,207)		$733,029	$765,130	$(32,101)
Net premiums earned	$233,404	$243,160	$(9,756)		$702,086	$727,176	$(25,090)
Net investment result	45,173	42,039	3,134		129,656	124,110	5,546
Net investment gains (losses)	841	2,252	(1,411)		(626)	5,146	(5,772)
Other income (expense)	136	(2,198)	2,334		(2,731)	3,872	(6,603)
Total revenues	279,554	285,253	(5,699)		828,385	860,304	(31,919)

Expenses:
Net losses and loss adjustment expenses	186,199	176,331	9,868		536,097	557,025	(20,928)
Underwriting, policy acquisition and operating expenses	81,418	80,389	1,029		245,521	238,408	7,113
SPC U.S. federal income tax expense (benefit)	658	377	281		1,913	1,043	870
SPC dividend expense (income)	1,674	1,360	314		3,762	2,479	1,283
Interest expense	5,236	5,698	(462)		15,620	17,004	(1,384)
Total expenses	275,185	264,155	11,030		802,913	815,959	(13,046)
Income (loss) before income taxes	4,369	21,098	(16,729)		25,472	44,345	(18,873)
Income tax expense (benefit)	2,923	4,657	(1,734)		7,927	7,770	157
Net income (loss)	$1,446	$16,441	$(14,995)		$17,545	$36,575	$(19,030)
Non-GAAP operating income (loss)	$7,896	$16,454	$(8,558)		$41,474	$30,426	$11,048
Earnings (loss) per share:
Basic	$0.03	$0.32	$(0.29)		$0.34	$0.72	$(0.38)
Diluted	$0.03	$0.32	$(0.29)		$0.34	$0.71	$(0.37)
Non-GAAP operating income (loss) per share:
Basic	$0.15	$0.32	$(0.17)		$0.81	$0.60	$0.21
Diluted	$0.15	$0.32	$(0.17)		$0.80	$0.59	$0.21
Net loss ratio	79.8%	72.5%	7.3	pts	76.4%	76.6%	(0.2	pts)
Underwriting expense ratio	34.9%	33.1%	1.8	pts	35.0%	32.8%	2.2	pts
Combined ratio	114.7%	105.6%	9.1	pts	111.4%	109.4%	2.0	pts
Non-GAAP combined ratio (1)	112.2%	106.4%	5.8	pts	108.8%	110.0%	(1.2	pts)
Operating ratio	97.4%	90.3%	7.1	pts	94.8%	94.6%	0.2	pts
Non-GAAP operating ratio (1)	94.8%	90.7%	4.1	pts	92.1%	94.8%	(2.7	pts)
Effective tax rate	66.9%	22.1%	44.8	pts	31.1%	17.5%	13.6	pts
Return on equity (2)	0.4%	5.6%	(5.2	pts)	1.9%	4.2%	(2.3	pts)
Non-GAAP operating return on equity (2)	2.4%	5.6%	(3.2	pts)	4.4%	3.5%	0.9	pts
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

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net premiums earned
Specialty P&C	$180,787	$188,704	$(7,917)	(4.2%)	$543,351	$562,137	$(18,786)	(3.3%)
Workers' Compensation Insurance	40,972	41,829	(857)	(2.0%)	124,038	124,692	(654)	(0.5%)
Segregated Portfolio Cell Reinsurance	11,645	12,627	(982)	(7.8%)	34,697	40,347	(5,650)	(14.0%)
Consolidated total	$233,404	$243,160	$(9,756)	(4.0%)	$702,086	$727,176	$(25,090)	(3.5%)
For the three and nine months ended September 30, 2025, consolidated net premiums earned decreased $9.8 million and $25.1 million, respectively, as compared to the same respective periods of 2024.
•For our Specialty P&C segment, net premiums earned decreased during the 2025 three- and nine-month periods as compared to the same respective periods of 2024 driven by our ceased participation in Syndicate 1729 for the 2024 underwriting year and, to a lesser extent, the pro rata effect of a decrease in the volume of premium written during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability.
•For our Workers' Compensation Insurance segment, net premiums earned decreased for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 driven by lower audit premium, changes in our carried EBUB estimate and the pro rata effect of a decrease in the volume of written premium during the preceding twelve months. The decrease for the 2025 nine-month period was partially offset by the impact of a $1.6 million reduction in reinstatement premium during the 2025 nine-month period as compared to an increase of $0.7 million in the same period of 2024.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 reflecting the non-renewal of three SPCs during 2024 and the non-renewal of three SPCs during 2025.
The following table shows our consolidated net investment result:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net investment income	$40,442	$37,272	$3,170	8.5%	$116,326	$107,727	$8,599	8.0%
Equity in earnings (loss) of unconsolidated subsidiaries	4,731	4,767	(36)	(0.8%)	13,330	16,383	(3,053)	(18.6%)
Net investment result	$45,173	$42,039	$3,134	7.5%	$129,656	$124,110	$5,546	4.5%
The increase in our consolidated net investment income for the three and nine months ended September 30, 2025 as compared to the same respective periods of 2024 reflected higher average book yields as we take advantage of the current interest rate environment. Our equity in earnings of unconsolidated subsidiaries decreased for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 driven by the performance of certain LPs/LLCs. These results are typically reported on a one-quarter lag, and the decrease reflected lower market valuations during the first half of 2025.

The following table shows our total consolidated net investment gains (losses):

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net impairment losses recognized in earnings	$(1,256)	$(1,801)	$545	(30.3%)	$(631)	$(3,200)	$2,569	(80.3%)
Contingent Consideration remeasurement gain(1)	—	—	—	nm	—	6,500	(6,500)	(100.0%)
Other net investment gains (losses)	2,097	4,053	(1,956)	(48.3%)	5	1,846	(1,841)	(99.7%)
Net investment gains (losses)	$841	$2,252	$(1,411)	(62.7%)	$(626)	$5,146	$(5,772)	(112.2%)
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

During the three and nine months ended September 30, 2025, we recognized $1.3 million and $0.6 million of credit-related impairment losses in earnings, respectively, and $0.6 million and $0.5 million of non-credit impairment losses in OCI, respectively, primarily related to corporate bonds in the consumer, communication and real estate sectors. For the three and nine months ended September 30, 2024, we recognized $1.8 million and $3.2 million of credit-related impairment losses in earnings, respectively, primarily related to corporate bonds in the real estate sector. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We recognized other net investment gains of $2.1 million for the three months ended September 30, 2025 and a nominal amount of other net investment gains for the nine months ended September 30, 2025 primarily driven by unrealized holding gains from changes in the fair value of our equity investments. The other net investment gains for the 2025 nine-month period were largely offset by realized losses from the sale of certain available-for-sale fixed maturities. We recognized $4.1 million and $1.8 million of other net investment gains for the three and nine months ended September 30, 2024, respectively, primarily driven by unrealized holding gains resulting from changes in the fair value of our equity investments.
Consolidated other income (expense) for the three and nine months ended September 30, 2025 as compared to the same period of 2024 was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Foreign currency exchange rate gains (losses)	$(1,003)	$(3,849)	$2,846	(73.9%)	$(10,040)	$(1,409)	$(8,631)	612.6%
Other	1,139	1,651	(512)	(31.0%)	7,309	5,281	2,028	38.4%
Other income (expense)	$136	$(2,198)	$2,334	106.2%	$(2,731)	$3,872	$(6,603)	(170.5%)
Excluding foreign currency exchange rate losses, other income decreased for the 2025 three-month period and increased for the 2025 nine-month period as compared to the same respective periods of 2024. The decrease for the 2025 three-month period was driven by lower facilities income due to the sale of our Franklin, TN property to an unrelated third party during the first quarter of 2025. The increase for the 2025 nine-month period was driven by proceeds of $1.0 million associated with the sale of the renewal rights related to our legal professional liability book of business to an unrelated third party during the second quarter of 2025 in our Specialty P&C segment and a gain of $2.2 million associated with the aforementioned sale of our Franklin, TN property.
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
During the first quarter of 2025 we changed our hedging strategy around foreign currency exchange exposures. Instead of investing in foreign currency denominated investments, we began utilizing foreign currency forward contracts. As these forward contracts are designated as economic hedges (non-hedging instruments), the change in fair value of these contracts is reflected through net income (loss) as a component of other income (expense) which is intended to hedge against foreign currency exchange rate gains (losses) related to foreign currency denominated balances also recognized within other income (expense) in the same period. Additional information regarding our foreign currency forward contracts is provided in Note 8 of the Notes to the Condensed Consolidated Financial Statements. Due to our change in hedging strategy, we sold a majority of our foreign currency denominated available-for-sale fixed maturities during the first quarter of 2025. Those investments generated a foreign currency exchange rate gain due to movements in exchange rates from December 31, 2024 to March 31, 2025 which economically hedged against the foreign currency exchange rate losses recognized related to the reserve during the same period. However, due to the sale of those investments, accumulated foreign currency exchange rate losses of $6.5 million were reclassified from AOCI to earnings and are included in other income (expense) in the 2025 nine-month period. While the volatility in foreign currency exchange rates had an outsized impact on our results of operations in the 2025 nine-month period, the overall impact on our financial position was nominal due to our hedging strategies.
Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2025	2024	Change		2025	2024	Change
Current accident year net loss ratio
Consolidated ratio	81.3%	81.5%	(0.2	pts)	80.6%	80.5%	0.1	pts
Specialty P&C	83.2%	82.7%	0.5	pts	82.7%	82.1%	0.6	pts
Workers' Compensation Insurance	75.0%	77.0%	(2.0	pts)	75.0%	77.0%	(2.0	pts)
Segregated Portfolio Cell Reinsurance	74.0%	77.9%	(3.9	pts)	68.8%	69.5%	(0.7	pts)
Calendar year net loss ratio
Consolidated ratio	79.8%	72.5%	7.3	pts	76.4%	76.6%	(0.2	pts)
Specialty P&C	82.6%	72.2%	10.4	pts	78.3%	77.3%	1.0	pts
Workers' Compensation Insurance	75.0%	77.0%	(2.0	pts)	74.2%	77.0%	(2.8	pts)
Segregated Portfolio Cell Reinsurance	52.6%	61.8%	(9.2	pts)	54.0%	65.6%	(11.6	pts)
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$3.5	$21.8	$(18.3)		$30.0	$28.7	$1.3
Specialty P&C	$1.0	$19.7	$(18.7)		$23.8	$27.2	$(3.4)
Workers' Compensation Insurance	$—	$—	$—		$1.0	$—	$1.0
Segregated Portfolio Cell Reinsurance	$2.5	$2.1	$0.4		$5.2	$1.5	$3.7
Each segment's contribution to the change in our consolidated current accident year net loss ratios for the three and nine months ended September 30, 2025 as compared to the same respective periods of 2024 is as follows:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Specialty P&C (1)	0.3 pts	0.4 pts
Workers' Compensation Insurance (2)	(0.3 pts)	(0.3 pts)
Segregated Portfolio Cell Reinsurance (3)	(0.2 pts)	— pts
Increase (decrease) in the consolidated current accident year net loss ratio	(0.2 pts)	0.1 pts
(1) For the three and nine months ended September 30, 2025, the increase in the current accident year net loss ratio for our Specialty P&C segment was driven by premium adjustments related to loss sensitive policies, changes in the mix of business and, for the nine months ended September 30, 2025, losses incurred from our Lloyd's Syndicates operations, which is currently in run-off.

(2) While we continue to consider the impact of medical cost inflation on our Workers' Compensation Insurance segment's loss results, the improvement in the current accident year net loss ratio for the 2025 three- and nine-month periods reflects our cost control initiatives implemented during the first quarter of 2025.
(3) The improvement in the Segregated Portfolio Cell Reinsurance segment's current accident year net loss ratio for the three months ended September 30, 2025 reflects a reduction in average claim severity, partially offset by changes in estimated program year aggregate reinsurance recoveries.
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

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net favorable (unfavorable) reserve development	$2,800	$20,767	$(17,967)	(86.5%)	$27,293	$24,391	$2,902	11.9%
NORCAL Acquisition - Purchase Accounting Amortization	668	1,006	(338)	(33.6%)	2,682	4,318	(1,636)	(37.9%)
Total net favorable (unfavorable) reserve development	$3,468	$21,773	$(18,305)	(84.1%)	$29,975	$28,709	$1,266	4.4%
Excluding purchase accounting amortization, consolidated net favorable reserve development recognized in the three and nine months ended September 30, 2025 was largely attributable to our MPL line of business in our Specialty P&C segment principally related to accident years 2018 through 2022 and, to a lesser extent, the workers' compensation business in our Segregated Portfolio Cell Reinsurance segment, partially offset by net unfavorable reserve development associated with our discontinued Lloyd's Syndicates operations driven by higher than expected losses and development on certain large claims, primarily aviation related losses. See the Segment Results sections that follow for additional information regarding each segment's current accident year net loss ratio and net prior accident year reserve development.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2025	2024	Change		2025	2024	Change
Underwriting Expense Ratio
Consolidated (1)	34.9%	33.1%	1.8	pts	35.0%	32.8%	2.2	pts
Specialty P&C	28.2%	27.5%	0.7	pts	27.0%	27.4%	(0.4	pts)
Workers' Compensation Insurance	38.5%	34.4%	4.1	pts	38.8%	35.3%	3.5	pts
Segregated Portfolio Cell Reinsurance	35.7%	32.8%	2.9	pts	35.3%	35.0%	0.3	pts
Corporate (2)	3.4%	4.2%	(0.8	pts)	3.5%	3.7%	(0.2	pts)
(1) Consolidated operating expenses for the three and nine months ended September 30, 2025 include $3.0 million and $14.6 million, respectively, of transaction-related costs associated with the proposed merger transaction with The Doctors Company. Consolidated operating expenses for the nine months ended September 30, 2024 include $0.3 million of actuarial consulting fees paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. These transaction-related costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratios for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 was primarily due to the following:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	1.7 pts	0.5 pts
Transaction-related costs	1.3 pts	2.0 pts
Tail premium(2)	(0.5 pts)	(0.5 pts)
All other, net	(0.7 pts)	0.2 pts
Increase in the underwriting expense ratio	1.8 pts	2.2 pts
(1) Excludes tail premium and, for the 2025 nine-month period, the impact of a ceded premium adjustment related to prior accident years. See further discussion on the ceded premium adjustment in the Segment Results - Specialty Property & Casualty section that follows under the heading "Ceded Premiums Ratio."

(2) Represents the impact of the tail premium written in the period as these premiums are typically fully earned when written with minimal associated expenses.
Excluding the impact of the items specifically identified in the table above, our consolidated expense ratio decreased by 0.7 percentage points for the three months ended September 30, 2025 and remained relatively unchanged for the nine months ended September 30, 2025. The decrease for the 2025 three-month period was driven by lower compensation-related costs in our Specialty P&C and Corporate segments and lower professional fees, partially offset by the prior year impact of the recovery of guaranty fund assessments totaling $0.9 million in our Workers' Compensation Insurance segment.
As shown in the previous table, our consolidated underwriting expense ratio for the 2025 three-month period was also impacted by a one-time cumulative adjustment to 2025 DPAC amortization in our Specialty P&C segment, which was the driver of the 1.7 percentage point increase to the consolidated expense ratio. See the Segment Results - Specialty Property and Casualty section that follows for additional information regarding this one-time cumulative adjustment.
Taxes
Our consolidated provision for income taxes and effective tax rates for the nine months ended September 30, 2025 and 2024 were as follows:

($ in thousands)	Nine Months Ended September 30
	2025	2024	Change
Income (loss) before income taxes	$25,472	$44,345	$(18,873)	(42.6%)
Income tax expense (benefit)	7,927	7,770	157	2.0%
Net income (loss)	$17,545	$36,575	$(19,030)	(52.0%)
Effective tax rate	31.1%	17.5%	13.6 pts

	Nine Months Ended September 30
	2025	2024
Projected annual effective tax rate	25.2%	17.5%
Tax effect of discrete items	5.9%	—%
Total effective tax rate	31.1%	17.5%
We recognized an income tax expense of $7.9 million and $7.8 million during the nine months ended September 30, 2025 and 2024, respectively. See further discussion on our effective tax rate in the Segment Results - Corporate section that follows under the heading "Taxes."
Our projected annual effective tax rates were 25.2% and 17.5% as of September 30, 2025 and 2024, respectively, before discrete items were considered. As shown in the table above, these discrete items increased our effective tax rate by 5.9% for the 2025 nine-month period. The effective tax rate for the 2024 nine-month period approximated the projected annual effective tax rate as discrete items had minimal impact on the effective tax rate.

Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our consolidated operating ratios for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2025	2024	Change		2025	2024	Change
Combined ratio	114.7%	105.6%	9.1	pts	111.4%	109.4%	2.0	pts
Less: investment income ratio	17.3%	15.3%	2.0	pts	16.6%	14.8%	1.8	pts
Operating ratio	97.4%	90.3%	7.1	pts	94.8%	94.6%	0.2	pts
The primary drivers of the change in our consolidated operating ratios were as follows:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Change in prior accident year reserve development	7.5 pts	(0.3 pts)
Investment income	(2.0 pts)	(1.8 pts)
Transaction-related costs	1.3 pts	2.0 pts
Non-core operations (1)	1.6 pts	1.1 pts
All other, net	(1.3 pts)	(0.8 pts)
Increase in the operating ratio	7.1 pts	0.2 pts
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

Excluding the impact of the items specifically identified in the table above, our operating ratios for the 2025 three- and nine-month periods improved approximately 1.3 and 0.8 percentage points, respectively, as compared to the same respective periods of 2024 driven by an improvement in the current accident year net loss ratio in our Workers' Compensation Insurance segment and lower compensation-related costs in our Specialty P&C and Corporate segments. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Results sections that follow.
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

The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$1,446	$16,441	$17,545	$36,575
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses (1)	(841)	(2,252)	626	(5,146)
Net investment gains (losses) attributable to SPCs in which no profit/loss is retained (2)	554	416	1,238	1,743
Transaction-related costs (3)	2,983	—	14,578	320
Foreign currency exchange rate (gains) losses (4)	1,003	3,849	10,040	1,409
Non-operating income (5)	—	—	(3,162)	—
Guaranty fund assessments (recoupments)	(69)	(899)	27	(871)
Non-core operations (6)	2,976	(818)	3,538	(2,550)
Pre-tax effect of exclusions	6,606	296	26,885	(5,095)
Tax effect, at 21% (7)	(156)	(283)	(2,956)	(1,054)
After-tax effect of exclusions	6,450	13	23,929	(6,149)
Non-GAAP operating income (loss)	$7,896	$16,454	$41,474	$30,426
Per diluted common share:
Net income (loss)	$0.03	$0.32	$0.34	$0.71
Effect of exclusions	0.12	—	0.46	(0.12)
Non-GAAP operating income (loss) per diluted common share	$0.15	$0.32	$0.80	$0.59
(1) Net investment gains (losses) recognized in earnings are primarily driven by changes in the value of investments that are marked to fair value each period, the nature and timing of which are unrelated to our normal operating results. In addition, net investment gains (losses) for the nine months ended September 30, 2024 include the $6.5 million decrease to the contingent consideration liability.
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
(5) Non-operating income in the 2025 nine-month period reflects proceeds of $1.0 million associated with the sale of the renewal rights related to our legal professional liability book of business to an unrelated third party in the second quarter of 2025 as well as a gain of $2.2 million associated with the sale of our Franklin, TN property to an unrelated third party in the first quarter of 2025. See additional discussion on the legal professional liability transaction in the Segment Results - Specialty Property and Casualty section under the heading "Gross Premium Written" that follows. We are excluding these items as they do not reflect normal operating results and are unique and non-recurring in nature.
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
(7) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the estimated annual effective tax rate method for the three and nine months ended September 30, 2025 and 2024. See further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes" and in Note 4 of the Notes to Condensed Consolidated Financial Statements. For both the 2025 and 2024 periods, our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments which were treated as discrete items and were tax effected at the annual expected statutory tax rate (21%) in the period they were included in our consolidated tax provision and net income (loss). The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. There are no taxes associated with our Lloyd’s

Syndicates operations in our consolidated tax provision due to the availability of net operating losses and the full valuation allowance recorded against the deferred tax assets. Accordingly, all adjustments related to our Lloyd's Syndicates operations in the table above are not tax effected. The portion of transaction-related costs that is tax deductible was tax effected at the statutory tax rate (21%) while the remaining non-deductible portion was not tax effected as there was no associated income tax benefit.
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
Our consolidated key ratios for the three and nine months ended September 30, 2025 and 2024 include the impact of net underwriting results related to non-core operations, guaranty fund assessments and transaction-related costs (see previous discussion on these items in the previous table). Non-core operations include an underwriting loss of $3.4 million and $4.6 million for the 2025 three- and nine-month periods, respectively, associated with our Lloyd's Syndicates operations as compared to underwriting income of $0.5 million and $1.7 million for the same respective periods of 2024. Also included in non-core operations are the underwriting results associated with our legal professional liability book of business which were nominal in amount for all periods presented.
The following table is a reconciliation of our consolidated key ratios to Non-GAAP adjusted key ratios for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30
Consolidated	2025				2024
	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	81.3%	0.2	pts	81.5%	81.5%	0.3	pts	81.8%
Effect of prior accident years’ reserve development	(1.5%)	(1.6	pts)	(3.1%)	(9.0%)	(0.1	pts)	(9.1%)
Net loss ratio	79.8%	(1.4	pts)	78.4%	72.5%	0.2	pts	72.7%
Underwriting expense ratio	34.9%	(1.1	pts)	33.8%	33.1%	0.6	pts	33.7%
Combined ratio	114.7%	(2.5	pts)	112.2%	105.6%	0.8	pts	106.4%
Less: Investment Income Ratio	17.3%	0.1	pts	17.4%	15.3%	0.4	pts	15.7%
Operating ratio	97.4%	(2.6	pts)	94.8%	90.3%	0.4	pts	90.7%

	Nine Months Ended September 30
Consolidated	2025				2024
	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	80.6%	0.2	pts	80.8%	80.5%	0.6	pts	81.1%
Effect of prior accident years’ reserve development	(4.2%)	(0.8	pts)	(5.0%)	(3.9%)	(0.3	pts)	(4.2%)
Net loss ratio	76.4%	(0.6	pts)	75.8%	76.6%	0.3	pts	76.9%
Underwriting expense ratio	35.0%	(2.0	pts)	33.0%	32.8%	0.3	pts	33.1%
Combined ratio	111.4%	(2.6	pts)	108.8%	109.4%	0.6	pts	110.0%
Less: Investment Income Ratio	16.6%	0.1	pts	16.7%	14.8%	0.4	pts	15.2%
Operating ratio	94.8%	(2.7	pts)	92.1%	94.6%	0.2	pts	94.8%
Our Specialty P&C segment key ratios for the three and nine months ended September 30, 2025 and 2024 include the impact of net underwriting results related to non-core operations, as previously discussed, and guaranty fund assessments.

The following table is a reconciliation of our Specialty P&C segment key ratios to Non-GAAP adjusted key ratios for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30
Specialty P&C segment	2025				2024
	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	83.2%	0.2	pts	83.4%	82.7%	0.5	pts	83.2%
Effect of prior accident years’ reserve development	(0.6%)	(2.0	pts)	(2.6%)	(10.5%)	(0.2	pts)	(10.7%)
Net loss ratio	82.6%	(1.8	pts)	80.8%	72.2%	0.3	pts	72.5%
Underwriting expense ratio	28.2%	0.1	pts	28.3%	27.5%	—	pts	27.5%
Combined ratio	110.8%	(1.7	pts)	109.1%	99.7%	0.3	pts	100.0%

	Nine Months Ended September 30
Specialty P&C segment	2025				2024
	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	82.7%	0.3	pts	83.0%	82.1%	0.9	pts	83.0%
Effect of prior accident years’ reserve development	(4.4%)	(1.0	pts)	(5.4%)	(4.8%)	(0.4	pts)	(5.2%)
Net loss ratio	78.3%	(0.7	pts)	77.6%	77.3%	0.5	pts	77.8%
Underwriting expense ratio	27.0%	(0.1	pts)	26.9%	27.4%	0.1	pts	27.5%
Combined ratio	105.3%	(0.8	pts)	104.5%	104.7%	0.6	pts	105.3%
Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as annualized Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our core insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30				Nine Months Ended September 30
	2025	2024	Change		2025	2024	Change
ROE	0.4%	5.6%	(5.2	pts)	1.9%	4.2%	(2.3	pts)
Effect of items excluded in the calculation of Non-GAAP operating ROE	2.0%	—%	2.0	pts	2.5%	(0.7%)	3.2	pts
Non-GAAP operating ROE	2.4%	5.6%	(3.2	pts)	4.4%	3.5%	0.9	pts
Non-GAAP operating ROE for the 2025 three- and nine-month periods decreased by 3.2 percentage points and increased by 0.9 percentage points, respectively, as compared to the same respective periods of 2024. The decrease for the 2025 three-month period was driven by a lower amount of favorable prior accident year reserve development in our Specialty P&C segment. The increase for the 2025 nine-month period was driven by an increase in net investment income due to higher average book yields as we take advantage of the current interest rate environment. See previous discussions in this section under the heading "Executive Summary of Operations" and further discussion in our Segment Results sections that follow.
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
The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2024 and September 30, 2025:

Book Value Per Share
Book Value Per Share at December 31, 2024	$23.49
Less: AOCI Per Share(1)	(3.37)
Non-GAAP Adjusted Book Value Per Share at December 31, 2024	26.86
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the nine months ended September 30, 2025 attributable to:
Net income (loss)	0.34
Other(2)	(0.06)
Non-GAAP Adjusted Book Value Per Share at September 30, 2025	27.14
Add: AOCI Per Share(1)	(1.77)
Book Value Per Share at September 30, 2025	$25.37
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

(2) Primarily the impact of an increase in common shares outstanding due to share-based compensation.
Book value increased $1.88 per share from December 31, 2024 to September 30, 2025 driven by the change in AOCI of $1.60 per share largely due to unrealized holding gains on our fixed income investment portfolio which flow directly to AOCI due to a decrease in interest rates since the end of 2024.
The increase of $0.28 per share in Non-GAAP adjusted book value per share from December 31, 2024 to September 30, 2025 reflected net income of $0.34 per share recognized during the nine months ended September 30, 2025, partially offset by the impact of share-based compensation and changes in common shares outstanding.

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
Segment results reflected the pre-tax profit or loss from these operations including the amortization of certain purchase accounting adjustments. Segment results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net premiums written	$205,616	$221,490	$(15,874)	(7.2%)	$562,208	$589,209	$(27,001)	(4.6%)
Net premiums earned	$180,787	$188,704	$(7,917)	(4.2%)	$543,351	$562,137	$(18,786)	(3.3%)
Other income (expense)	996	1,395	(399)	(28.6%)	6,904	4,984	1,920	38.5%
Net losses and loss adjustment expenses	(149,343)	(136,337)	(13,006)	9.5%	(425,338)	(434,564)	9,226	(2.1%)
Underwriting, policy acquisition and operating expenses	(50,921)	(51,854)	933	(1.8%)	(146,564)	(154,147)	7,583	(4.9%)
Segment results	$(18,481)	$1,908	$(20,389)	(1,068.6%)	$(21,647)	$(21,590)	$(57)	(0.3%)

Net loss ratio	82.6%	72.2%	10.4 pts		78.3%	77.3%	1.0 pts
Underwriting expense ratio	28.2%	27.5%	0.7 pts		27.0%	27.4%	(0.4 pts)

Non-GAAP Adjusted Ratios*
Net loss ratio	80.8%	72.5%	8.3 pts		77.6%	77.8%	(0.2 pts)
Underwriting expense ratio	28.3%	27.5%	0.8 pts		26.9%	27.5%	(0.6 pts)
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

Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums written	$229,507	$244,007	$(14,500)	(5.9%)	$621,128	$645,902	$(24,774)	(3.8%)
Less: Ceded premiums written	23,891	22,517	1,374	6.1%	58,920	56,693	2,227	3.9%
Net premiums written	$205,616	$221,490	$(15,874)	(7.2%)	$562,208	$589,209	$(27,001)	(4.6%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Medical Professional Liability (1)(2)	$213,976	$226,521	$(12,545)	(5.5%)	$579,390	$590,761	$(11,371)	(1.9%)
Medical Technology Liability (3)	11,829	12,563	(734)	(5.8%)	30,228	33,011	(2,783)	(8.4%)
Lloyd's Syndicates (4)	186	581	(395)	(68.0%)	79	5,827	(5,748)	(98.6%)
Other (5)	3,516	4,342	(826)	(19.0%)	11,431	16,303	(4,872)	(29.9%)
Total Gross Premiums Written	$229,507	$244,007	$(14,500)	(5.9%)	$621,128	$645,902	$(24,774)	(3.8%)
(1) Medical Professional Liability premium was our greatest source of premium revenues in 2025 and 2024. The decrease in MPL premium for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 was driven by retention losses, partially offset by an increase in renewal pricing, new business written and, to a lesser extent, an increase in tail coverage premium. Retention losses during the 2025 three- and nine-month periods generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same profitability objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses which can be supported by investment returns from excess capital. Renewal pricing increases during the 2025 three- and nine-month periods reflect our response to the rising loss cost environment and new business reflects the competitive market conditions. See a description of our MPL line of business and additional discussion on competitive market conditions in Part I Item 1. Business under the heading "Specialty Property and Casualty Segment" and "Competition" in our December 31, 2024 report on Form 10-K, respectively.
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
(3) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is offered on a primary or excess basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium decreased for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 driven by retention losses, partially offset by new business written and an increase in renewal pricing primarily due to changes in sales volume and exposure of certain insureds. Retention losses during the 2025 three- and nine-month periods are primarily attributable to an increase in competition on terms and pricing, insureds no longer needing coverage including going out of business, non-payment and the broker losing the account.
(4) Our Lloyd's Syndicates business includes the results from our previous participation in Syndicate 1729 at Lloyd's of London, which is currently in run-off. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. We normally report results from our Lloyd's Syndicates operations on a one quarter delay. Our ceased participation began to be reflected in our results in the second quarter of 2024. For the 2023 underwriting year our participation in the results of Syndicate 1729 was approximately 5%. Our Lloyd’s Syndicates premium for the 2025 three- and nine-month periods reflected the impact of our ceased participation.
(5) This component of gross premiums written includes all other product lines within our Specialty P&C segment, primarily professional liability coverage to attorneys and their firms in select areas of practice. On April 15, 2025, we sold the renewal rights related to our legal professional liability book of business to an unrelated third party for $1.0 million. As part of the terms of that transaction, we agreed to continue directly writing renewal policies for a limited period of time and entered into a 100% quota share reinsurance agreement with that third party. The transaction included the full operations of the business, including underwriting, claims management and transfer of select team members supporting the business. We retain responsibility for claim liabilities associated with all policies issued by us prior to the close of the transaction.
New business written, retention and the change in renewal pricing for our Specialty P&C segment and by major component, excluding Lloyd's Syndicates, are shown in the table below:

	Three Months Ended September 30
	2025				2024
($ in millions)	MPL	Medical Technology Liability	Other	Specialty P&C Segment	MPL	Medical Technology Liability	Other	Specialty P&C Segment
New business	$6.1	$0.3	$—	$6.4	$7.0	$1.2	$0.1	$8.3
Retention rate(1)	85%	86%	58%	84%	84%	90%	67%	84%
Change in renewal pricing(2)	8%	4%	3%	8%	14%	(1%)	5%	13%

	Nine Months Ended September 30
	2025				2024
($ in millions)	MPL	Medical Technology Liability	Other	Specialty P&C Segment	MPL	Medical Technology Liability	Other	Specialty P&C Segment
New business	$22.7	$1.3	$0.1	$24.1	$20.5	$2.8	$0.4	$23.7
Retention rate(1)	84%	86%	58%	84%	85%	91%	76%	85%
Change in renewal pricing(2)	9%	2%	3%	9%	11%	1%	3%	10%
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
We pay our reinsurers a ceding premium in exchange for their accepting the risk, and in certain of our excess of loss arrangements, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts. Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As a result, we may have an adjustment to our estimate of expected losses and associated recoveries for prior year ceded losses under certain loss sensitive reinsurance agreements. During the 2025 nine-month period, we decreased our estimate of ceded premiums owed related to prior accident years by $1.2 million. There were no adjustments to our previous estimates of ceded premiums owed related to prior accident years during the 2025 three-month period or 2024 three- and nine-month periods. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

As shown in the table below, our ceded premiums ratio was affected during the 2025 nine-month period by a revision to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2025	2024	Change		2025	2024	Change
Ceded premiums ratio	10.4%	9.2%	1.2	pts	9.5%	8.8%	0.7	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	—%	—%	—	pts	(0.2%)	—%	(0.2	pts)
Ratio, current accident year	10.4%	9.2%	1.2	pts	9.7%	8.8%	0.9	pts
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percentage of gross premiums written. The increase in our current accident year ceded premiums ratios for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 was driven by the impact of the aforementioned 100% quota share reinsurance agreement entered into during the second quarter of 2025 related to our legal professional liability policies. The increase in our current accident year ceded premiums ratios for the 2025 three- and nine-month periods also reflected an increase in premiums ceded under our excess of loss reinsurance arrangements primarily due to the incorporation of podiatric and chiropractic policies into our MPL treaty effective October 1, 2024 and, to a lesser extent, the impact of a higher rate than the previous Medical Technology Liability treaty.
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
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums earned	$198,394	$205,908	$(7,514)	(3.6%)	$594,492	$614,229	$(19,737)	(3.2%)
Less: Ceded premiums earned	17,607	17,204	403	2.3%	51,141	52,092	(951)	(1.8%)
Net premiums earned	$180,787	$188,704	$(7,917)	(4.2%)	$543,351	$562,137	$(18,786)	(3.3%)
Gross premiums earned decreased during the 2025 three- and nine-month periods as compared to the same respective periods of 2024 driven by our ceased participation in Syndicate 1729 for the 2024 underwriting year and, to a lesser extent, the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability.
Ceded premiums earned during the 2025 nine-month period included a prior accident year ceded premium adjustment of $1.2 million (see previous discussion under the heading "Ceded Premiums Ratio"). After removing the effect of the prior accident year ceded premium adjustment, ceded premiums earned increased by $0.4 million and $0.2 million during the 2025 three- and nine-month periods, respectively, primarily attributable to the aforementioned 100% quota share reinsurance agreement related to our legal professional liability policies and, for the 2025 nine-month period, an increase in premium ceded under our excess of loss arrangements.

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
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30				Nine Months Ended September 30
	2025	2024	Change		2025	2024	Change
Calendar year net loss ratio	82.6%	72.2%	10.4	pts	78.3%	77.3%	1.0	pts
Less impact of prior accident years on the net loss ratio	(0.6%)	(10.5%)	9.9	pts	(4.4%)	(4.8%)	0.4	pts
Current accident year net loss ratio	83.2%	82.7%	0.5	pts	82.7%	82.1%	0.6	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	—%	—%	—	pts	(0.2%)	—%	(0.2	pts)
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	83.2%	82.7%	0.5	pts	82.9%	82.1%	0.8	pts
(1)Net losses, as specified, divided by net premiums earned.
(2)In the second quarter of 2025, we decreased our estimate of premiums owed under a reinsurance treaty related to prior accident years which increased net premiums earned (the denominator of the loss ratio). See previous discussion under the heading "Ceded Premiums Ratio".
(3)As shown in the table above, our current accident year net loss ratio, excluding the effect of prior year ceded premium adjustments, increased 0.5 and 0.8 percentage points for the three and nine months ended September 30, 2025, respectively, as compared to the same respective periods of 2024 due to premium adjustments related to loss sensitive policies, changes in the mix of business and, for the nine months ended September 30, 2025, losses incurred from our Lloyd's Syndicates operations, which is currently in run-off.
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
We recognized net favorable (unfavorable) prior accident year reserve development as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Total net favorable (unfavorable) reserve development	$984	$19,732	$(18,748)	(95.0%)	$23,821	$27,163	$(3,342)	(12.3%)

The following table shows net favorable (unfavorable) development by component for the three and nine months ended September 30, 2025 and 2024:
•MPL: Net favorable reserve development recognized during the three and nine months ended September 30, 2025 was primarily due to lower than anticipated loss emergence principally related to accident years 2018 through 2022. Net favorable reserve development during the three and nine months ended September 30, 2024 reflected overall favorable trends in claim closing patterns relative to expectations, principally related to accident years 2018 and prior in our legacy book and, for the 2024 three-month period, the 2021 accident year in our NORCAL book.
•Medical Technology Liability: Net favorable reserve development recognized during the nine months ended September 30, 2025 was driven by lower than anticipated loss emergence principally related to accident years 2022 and 2023. Net favorable reserve development during the three and nine months ended September 30, 2024 principally related to accident years 2019 through 2023.
•Lloyd's Syndicates Operations (Participation Discontinued): Net unfavorable reserve development associated with our discontinued Lloyd's Syndicates operations during the three and nine months ended September 30, 2025 was driven by higher than expected losses and development on certain large claims, primarily aviation related losses. Net favorable reserve development associated with our discontinued Lloyd's Syndicates operations during the three months ended September 30, 2024 was driven by lower than expected losses and development on certain large claims. Net unfavorable reserve development during the nine months ended September 30, 2024 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.
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

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
DPAC amortization	$26,839	$25,238	$1,601	6.3%	$73,753	$76,839	$(3,086)	(4.0%)
Management fees	1,102	1,169	(67)	(5.7%)	2,978	3,095	(117)	(3.8%)
Other underwriting and operating expenses	22,980	25,447	(2,467)	(9.7%)	69,833	74,213	(4,380)	(5.9%)
Total	$50,921	$51,854	$(933)	(1.8%)	$146,564	$154,147	$(7,583)	(4.9%)
DPAC amortization for the 2025 three-month period reflected the impact of a one-time cumulative adjustment to 2025 amortization costs of $2.2 million. Excluding this one-time adjustment, DPAC amortization for the 2025 three- and nine-month periods decreased as compared to the same respective periods of 2024 primarily driven by a decrease in agent commissions and brokerage expenses, largely due to lower commissionable premium.
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
Other underwriting and operating expenses decreased for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 primarily attributable to lower compensation-related expenses, professional fees, facilities expense and, for the 2025 nine-month period, a decrease in our share of Syndicate 1729's operating expenses due to our ceased participation for the 2024 underwriting year. The decrease in compensation-related expenses for the 2025 three- and nine-month periods primarily reflected higher amounts accrued for performance-related incentive plans during the prior year periods due to higher achievement of the related performance metrics and a decrease in employee headcount. The decrease in professional fees for the 2025 three- and nine-month periods was driven by a reduction in fees associated with a data analytics services agreement. The decrease in facilities expense for the 2025 three- and nine-month periods was due to the sale of our Franklin, TN property during the first quarter of 2025. The remaining variance in other underwriting and operating expenses for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 was comprised of individually insignificant components.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2025	2024	Change		2025	2024	Change
Underwriting expense ratio	28.2%	27.5%	0.7	pts	27.0%	27.4%	(0.4	pts)
The change in our expense ratios for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 was primarily attributable to the following:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Change in net premiums earned and DPAC amortization(1)	1.8 pts	0.2 pts
Tail premium(2)	(0.4 pts)	(0.4 pts)
All other, net	(0.7 pts)	(0.2 pts)
Increase (decrease) in the underwriting expense ratio	0.7 pts	(0.4 pts)
(1) Excludes tail premium and, for the 2025 nine-month period, the impact of a ceded premium adjustment related to prior accident years. See previous discussion on the ceded premium adjustment under the heading "Ceded Premiums Ratio."

(2) Represents the impact of the tail premium written in the period as these premiums are typically fully earned when written with minimal associated expenses.

Excluding the impact of the items specifically identified in the table above, our expense ratio for the 2025 three- and nine-month periods decreased by 0.7 and 0.2 percentage points, respectively, as compared to the same respective periods of 2024 driven by lower compensation-related costs, professional fees and facilities expense.
As shown in the previous table, our underwriting expense ratio for the 2025 three-month period was also impacted by a one-time cumulative adjustment to 2025 DPAC amortization, as previously discussed, which was the driver of the 1.8 percentage point increase to the expense ratio.
Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. Segment results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net premiums written	$43,396	$46,318	$(2,922)	(6.3%)	$136,371	$136,664	$(293)	(0.2%)

Net premiums earned	$40,972	$41,829	$(857)	(2.0%)	$124,038	$124,692	$(654)	(0.5%)
Other income	414	537	(123)	(22.9%)	1,237	1,483	(246)	(16.6%)
Net losses and loss adjustment expenses	(30,727)	(32,193)	1,466	(4.6%)	(92,027)	(95,980)	3,953	(4.1%)
Underwriting, policy acquisition and operating expenses	(15,794)	(14,383)	(1,411)	9.8%	(48,184)	(44,008)	(4,176)	9.5%
Segment results	$(5,135)	$(4,210)	$(925)	(22.0%)	$(14,936)	$(13,813)	$(1,123)	(8.1%)

Net loss ratio	75.0%	77.0%	(2.0 pts)		74.2%	77.0%	(2.8 pts)
Underwriting expense ratio	38.5%	34.4%	4.1 pts		38.8%	35.3%	3.5 pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums written	$60,933	$63,933	$(3,000)	(4.7%)	$190,060	$197,292	$(7,232)	(3.7%)
Less: Ceded premiums written	17,537	17,615	(78)	(0.4%)	53,689	60,628	(6,939)	(11.4%)
Net premiums written	$43,396	$46,318	$(2,922)	(6.3%)	$136,371	$136,664	$(293)	(0.2%)
Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Traditional business:
Direct	$45,825	$48,532	$(2,707)	(5.6%)	$141,295	$142,401	$(1,106)	(0.8%)
Other	1,868	1,591	277	17.4%	5,449	4,740	709	15.0%
Change in EBUB estimate	(500)	500	(1,000)	(200.0%)	(500)	1,150	(1,650)	(143.5%)
Total traditional business (1)	47,193	50,623	(3,430)	(6.8%)	146,244	148,291	(2,047)	(1.4%)
Alternative market business(2)	13,740	13,310	430	3.2%	43,816	49,001	(5,185)	(10.6%)
Total	$60,933	$63,933	$(3,000)	(4.7%)	$190,060	$197,292	$(7,232)	(3.7%)

(1) Traditional gross premiums written decreased for the 2025 three- and nine-month periods driven by retention losses and changes in the carried EBUB estimate, partially offset by audit premium and new business. Renewal business reflected premium retention of 80% and 85%, and rate increases of 0.3% and rate decreases of 0.7% for the 2025 three- and nine-month periods, respectively. Rate decreases were more than offset by an increase in payroll exposure. Retention losses for the 2025 three-month period primarily reflect the non-renewal of two large accounts that did not meet our profitability metrics, which resulted in a decrease in our retention rate of 4.9 percentage points. Renewal premium reflected premium related to policies that renewed as traditional business that were previously written as alternative market policies totaling $0.5 million and $2.8 million for the 2025 three- and nine-month periods, respectively. Renewal and new business results continue to reflect the competitive workers' compensation market conditions, including the impact of compounded state loss cost reductions in our core operating territories.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained thirteen of the sixteen (two of three in the third quarter) workers’ compensation alternative market programs that were up for renewal during the nine months ended September 30, 2025. Three agency-owned programs were non-renewed and placed in run-off during the first nine months of 2025, two effective January 1, 2025 and one effective September 1, 2025.
New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended September 30
	2025			2024
($ in millions)	Traditional Business	Alternative Market Business (3)	Segment Results	Traditional Business	Alternative Market Business (3)	Segment Results
New business	$4.5	$1.1	$5.6	$2.6	$0.7	$3.3
Audit premium (excluding EBUB)	$3.7	$1.4	$5.1	$3.7	$0.7	$4.4
Retention rate (1)	80%	94%	83%	89%	89%	89%
Change in renewal pricing (2)	—%	(3%)	(1%)	2%	(2%)	1%

	Nine Months Ended September 30
	2025			2024
($ in millions)	Traditional Business	Alternative Market Business (3)	Segment Results	Traditional Business	Alternative Market Business (3)	Segment Results
New business	$12.7	$2.9	$15.6	$14.5	$2.8	$17.3
Audit premium (excluding EBUB)	$8.2	$3.2	$11.4	$9.0	$3.1	$12.1
Retention rate (1)	85%	89%	86%	88%	84%	87%
Change in renewal pricing (2)	(1%)	(2%)	(1%)	(2%)	(1%)	(2%)
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

(3) Represents alternative market business ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment.

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Premiums ceded to SPCs(1)	$13,593	$13,156	$437	3.3%	$37,356	$42,993	$(5,637)	(13.1%)
Premiums ceded to external reinsurers(2)	3,797	4,305	(508)	(11.8%)	9,873	11,627	(1,754)	(15.1%)
Other(3)	147	154	(7)	(4.5%)	6,460	6,008	452	7.5%
Total ceded premiums written	$17,537	$17,615	$(78)	(0.4%)	$53,689	$60,628	$(6,939)	(11.4%)
(1) Represents alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.

(2) Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The decrease for the 2025 three- and nine-month periods primarily reflects a lower average reinsurance rate that took effect with the May 1, 2025 treaty renewal. The decrease for the 2025 three- and nine-month periods also reflects a $0.2 million and $1.6 million reduction in reinstatement premium, respectively, compared to an increase in reinstatement premium in the 2024 nine-month period totaling $0.7 million. The 2025 reinstatement premium reduction related to a large 2021 accident year claim reserve decrease.

(3) This component of ceded premiums written primarily represents alternative market business ceded to unaffiliated captive insurers for two programs under 100% quota share reinsurance agreements.
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2025	2024	Change		2025	2024	Change
Ceded premiums ratio, as reported	30.9%	32.3%	(1.4	pts)	30.0%	32.8%	(2.8	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	19.2%	19.9%	(0.7	pts)	19.3%	21.4%	(2.1	pts)
Other	3.1%	2.7%	0.4	pts	3.0%	2.4%	0.6	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	8.6%	9.7%	(1.1	pts)	7.7%	9.0%	(1.3	pts)
The above table reflects traditional ceded premiums earned as a percentage of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The ceded premiums ratio decreased for the 2025 three- and nine-month periods as compared to the same respective periods of 2024, which reflected a lower average reinsurance rate that took effect with the May 1, 2025 treaty renewal. For the 2025 nine-month period, the lower ceded premiums ratio primarily reflected the $1.6 million reduction in reinstatement premium as compared to an increase of $0.7 million in the same period of 2024, as previously discussed.
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
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums earned	$59,261	$61,822	$(2,561)	(4.1%)	$177,103	$185,440	$(8,337)	(4.5%)
Less: Ceded premiums earned	18,289	19,993	(1,704)	(8.5%)	53,065	60,748	(7,683)	(12.6%)
Net premiums earned	$40,972	$41,829	$(857)	(2.0%)	$124,038	$124,692	$(654)	(0.5%)

Net premiums earned decreased for the 2025 three- and nine-month periods as compared to the same respective periods of 2024, reflecting lower audit premium, changes in the carried EBUB estimate and the pro rata effect of a decrease in the volume of written premium during the preceding twelve months. Partially offsetting these factors for the 2025 nine-month period is the impact of the $1.6 million reduction in reinstatement premium as compared to an increase of $0.7 million in the same period of 2024, as previously discussed.
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

	Three Months Ended September 30				Nine Months Ended September 30
	2025	2024	Change		2025	2024	Change
Calendar year net loss ratio	75.0%	77.0%	(2.0	pts)	74.2%	77.0%	(2.8	pts)
Less impact of prior accident years on the net loss ratio	—%	—%	—	pts	(0.8%)	—%	(0.8	pts)
Current accident year net loss ratio	75.0%	77.0%	(2.0	pts)	75.0%	77.0%	(2.0	pts)
The current accident year net loss ratio of 75.0% for the 2025 three- and nine-month periods improved 2.0 percentage points as compared to the 2024 three- and nine-month periods and full year current accident year net loss ratio of 77.0%. While we continue to consider the impact of medical cost inflation on our loss results, we expect our 2025 medical loss trends to be favorably impacted by cost control initiatives that were implemented during the first quarter of 2025.
We recognized $1.0 million of net favorable prior accident year reserve development during the nine months ended September 30, 2025, reflecting a large claim reserve reduction from the 2021 accident year, which had previously exceeded the per person maximum limit under our reinsurance contract. We did not recognize any prior accident year reserve development during the three months ended September 30, 2025 or three and nine months ended September 30, 2024.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
DPAC amortization(1)	$7,224	$6,692	$532	7.9%	$23,536	$21,495	$2,041	9.5%
Management fees	462	480	(18)	(3.8%)	1,430	1,479	(49)	(3.3%)
Other underwriting and operating expenses(2)	11,019	10,440	579	5.5%	31,882	31,108	774	2.5%
SPC ceding commission offset(3)	(2,911)	(3,229)	318	(9.8%)	(8,664)	(10,074)	1,410	(14.0%)
Total	$15,794	$14,383	$1,411	9.8%	$48,184	$44,008	$4,176	9.5%
(1) DPAC amortization was higher for the three and nine months ended September 30, 2025 as compared to the same respective periods of 2024, reflecting the prior year impact of a refund from a guaranty fund assessment totaling $0.9 million in the third quarter of 2024 and, for the 2025 nine-month period, an increase in state employer assessment liabilities in the second quarter of 2025 totaling $1.0 million. The increase in the liability reflected our expectation of assessments in excess of the amounts charged and collected from policyholders as determined and promulgated by states in which we operate.

(2) The change in other underwriting and operating expenses for the three and nine months ended September 30, 2025 as compared to the same respective periods of 2024 was comprised of individually insignificant components.
(3) As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned decreased for the three and nine months ended September 30, 2025 as compared to the same respective periods of 2024, reflecting the reduction in alternative market written premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30				Nine Months Ended September 30
	2025	2024	Change		2025	2024	Change
Underwriting expense ratio, as reported	38.5%	34.4%	4.1	pts	38.8%	35.3%	3.5	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	4.7%	4.1%	0.6	pts	1.6%	1.1%	0.5	pts
Impact of audit premium	(2.0%)	(2.3%)	0.3	pts	(1.9%)	(2.3%)	0.4	pts
Impact of change in EBUB estimate	0.3%	(0.3%)	0.6	pts	0.1%	(0.3%)	0.4	pts
Underwriting expense ratio, less listed effects	35.5%	32.9%	2.6	pts	39.0%	36.8%	2.2	pts
Excluding the items noted in the table above, the expense ratios increased for the three and nine months ended September 30, 2025 primarily reflecting the prior year impact of a recovery of a guaranty fund assessment, an increase in acquisition-related expenses and, for the 2025 nine-month period, the impact of the state employer assessment adjustment, as discussed above.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. As of September 30, 2025, there were twenty-seven (ten inactive) SPCs.
Segment results reflect our share of the underwriting and investment results of the SPCs in which we participate and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net premiums written	$12,327	$11,738	$589	5.0%	$34,450	$39,257	$(4,807)	(12.2%)

Net premiums earned	$11,645	$12,627	$(982)	(7.8%)	$34,697	$40,347	$(5,650)	(14.0%)
Net investment income	1,100	1,009	91	9.0%	2,818	2,687	131	4.9%
Net investment gains (losses)	796	599	197	32.9%	1,779	2,327	(548)	(23.5%)
Other income (expenses)	1	1	—	—%	18	1	17	1,700.0%
Net losses and loss adjustment expenses	(6,129)	(7,801)	1,672	(21.4%)	(18,732)	(26,481)	7,749	(29.3%)
Underwriting, policy acquisition and operating expenses	(4,157)	(4,143)	(14)	0.3%	(12,239)	(14,105)	1,866	(13.2%)
SPC U.S. federal income tax (expense) benefit (1)	(658)	(377)	(281)	74.5%	(1,913)	(1,043)	(870)	83.4%
SPC net results	2,598	1,915	683	35.7%	6,428	3,733	2,695	72.2%
SPC dividend (expense) income (2)	(1,674)	(1,360)	314	23.1%	(3,762)	(2,479)	1,283	51.8%
Segment results (3)	$924	$555	$369	66.5%	$2,666	$1,254	$1,412	112.6%

Net loss ratio	52.6%	61.8%	(9.2 pts)		54.0%	65.6%	(11.6 pts)
Underwriting expense ratio	35.7%	32.8%	2.9 pts		35.3%	35.0%	0.3 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums written	$14,225	$13,650	$575	4.2%	$40,001	$45,467	$(5,466)	(12.0%)
Less: Ceded premiums written	1,898	1,912	(14)	(0.7%)	5,551	6,210	(659)	(10.6%)
Net premiums written	$12,327	$11,738	$589	5.0%	$34,450	$39,257	$(4,807)	(12.2%)

Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Workers' compensation	$13,593	$13,156	$437	3.3%	$37,356	$42,993	$(5,637)	(13.1%)
Medical professional liability	632	494	138	27.9%	2,645	2,474	171	6.9%
Gross Premiums Written	$14,225	$13,650	$575	4.2%	$40,001	$45,467	$(5,466)	(12.0%)
Gross premiums written for the three and nine months ended September 30, 2025 and 2024 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written remained relatively unchanged for the 2025 three-month period and decreased during the 2025 nine-month period as compared to the same respective periods of 2024. The decrease during the 2025 nine-month period primarily reflected the impact of the non-renewal of two agency-owned programs with annual premium of $6.2 million which were placed in run-off effective January 1, 2025. We non-renewed an additional agency-owned program with annual premium of $2.1 million during the third quarter of 2025. Policies expiring in these programs during 2025 will be considered for renewal in other alternative market programs or as traditional business in our Workers' Compensation Insurance segment.
We retained eleven of the fourteen workers' compensation programs (two in the third quarter 2025) and one medical professional liability program up for renewal during the nine months ended September 30, 2025.
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2025	2024	Change	2025	2024	Change
Ceded premiums ratio	14.0%	14.5%	(0.5 pts)	14.9%	14.4%	0.5 pts
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums earned	$13,516	$14,613	$(1,097)	(7.5%)	$40,342	$46,648	$(6,306)	(13.5%)
Less: Ceded premiums earned	1,871	1,986	(115)	(5.8%)	5,645	6,301	(656)	(10.4%)
Net premiums earned	$11,645	$12,627	$(982)	(7.8%)	$34,697	$40,347	$(5,650)	(14.0%)
The decrease in net premiums earned during the three and nine months ended September 30, 2025 as compared to the same respective periods of 2024 reflected the non-renewal of three SPCs during 2024 and the non-renewal of three SPCs during 2025, as previously discussed.

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
Calendar year and current accident year net loss ratios for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2025	2024	Change		2025	2024	Change
Calendar year net loss ratio	52.6%	61.8%	(9.2	pts)	54.0%	65.6%	(11.6	pts)
Less impact of prior accident years on the net loss ratio	(21.4%)	(16.1%)	(5.3	pts)	(14.8%)	(3.9%)	(10.9	pts)
Current accident year net loss ratio	74.0%	77.9%	(3.9	pts)	68.8%	69.5%	(0.7	pts)
The current accident year net loss ratio decreased for the 2025 three- and nine-month periods as compared to the same respective periods of 2024, primarily reflecting a reduction in average claim severity, partially offset by changes in estimated program year aggregate reinsurance recoveries, which increased the 2025 loss ratios by 2.3 and 0.5 percentage points, respectively, compared to a decrease of 6.1 and 2.0 percentage points for the same respective periods of 2024.
We recognized net favorable prior year reserve development of $2.5 million and $5.2 million for the three and nine months ended September 30, 2025, respectively, as compared to net favorable prior year reserve development of $2.1 million and $1.5 million for the same respective periods of 2024. The development for the 2025 three- and nine-month periods was driven by net favorable development in the workers' compensation business reflecting favorable trends in claim closing patterns primarily in accident years 2021 through 2024. The development for the 2024 three- and nine-month periods reflected net favorable development in the workers' compensation business of $2.1 million and $2.9 million, respectively, which reflected overall favorable trends in claim closing patterns primarily in accident years 2020 through 2022. Partially offsetting the favorable development for the 2024 nine-month period was net unfavorable development of $1.4 million in the medical professional liability business in the first quarter of 2024, which primarily reflected higher than expected claim frequency in the program that assumed both workers' compensation and medical professional liability insurance, which was non-renewed effective January 1, 2024. We do not participate in the underwriting results of this program.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting Expense Ratio (the Expense Ratio)
See further information regarding our Segregated Portfolio Cell Reinsurance segment's underwriting, policy acquisition and operating expenses in Note 12 of the Notes to Condensed Consolidated Financial Statements. The underwriting expense ratios included the impact of the following:

	Three Months Ended September 30			Nine Months Ended September 30
	2025	2024	Change	2025	2024	Change
Underwriting expense ratio, as reported	35.7%	32.8%	2.9 pts	35.3%	35.0%	0.3 pts
Less: impact of audit premium on expense ratio	(4.8%)	(1.9%)	(2.9 pts)	(3.6%)	(2.9%)	(0.7 pts)
Underwriting expense ratio, excluding the effect of audit premium	40.5%	34.7%	5.8 pts	38.9%	37.9%	1.0 pts
Excluding the effect of audit premium, the increase in the underwriting expense ratio for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 primarily reflected a decrease in premiums earned, as previously discussed.

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
Segment results for the three and nine months ended September 30, 2025 and nine months ended September 30, 2024 exclude transaction-related costs including the associated income tax benefit and, for the nine months ended September 30, 2024, the change in fair value of contingent consideration as we do not consider these items in assessing the financial performance of the segment. Transaction-related costs in 2025 are attributable to the proposed merger transaction with The Doctors Company. Transaction-related costs in 2024 are associated with actuarial consulting fees paid in relation to the final determination of contingent consideration associated with the NORCAL acquisition. For additional information on the proposed merger transaction with The Doctors Company, see Note 1 of the Notes to Condensed Consolidated Financial Statements. Segment results for our Corporate segment were net earnings of $27.1 million and $65.0 million for the three and nine months ended September 30, 2025, respectively, as compared to $18.2 million and $64.2 million for the same respective periods of 2024 and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net investment income	$39,342	$36,263	$3,079	8.5%	$113,508	$105,040	$8,468	8.1%
Equity in earnings (loss) of unconsolidated subsidiaries	$4,731	$4,767	$(36)	(0.8%)	$13,330	$16,383	$(3,053)	(18.6%)
Net investment gains (losses)	$45	$1,653	$(1,608)	(97.3%)	$(2,405)	$(3,921)	$1,516	38.7%
Other income (expense)	$(1,003)	$(3,850)	$2,847	73.9%	$(10,040)	$(1,340)	$(8,700)	(649.3%)
Operating expense	$7,835	$10,290	$(2,455)	(23.9%)	$24,806	$27,084	$(2,278)	(8.4%)
Interest expense	$5,236	$5,698	$(462)	(8.1%)	$15,620	$17,004	$(1,384)	(8.1%)
Income tax expense (benefit)	$2,928	$4,657	$(1,729)	(37.1%)	$9,001	$7,837	$1,164	14.9%
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Fixed maturities	$36,508	$33,546	$2,962	8.8%	$106,847	$97,567	$9,280	9.5%
Equities	1,027	1,197	(170)	(14.2%)	3,142	3,253	(111)	(3.4%)
Short-term investments, including Other	2,840	2,623	217	8.3%	7,258	8,318	(1,060)	(12.7%)
BOLI	927	1,101	(174)	(15.8%)	2,166	2,087	79	3.8%
Investment fees and expenses	(1,960)	(2,204)	244	(11.1%)	(5,905)	(6,185)	280	(4.5%)
Net investment income	$39,342	$36,263	$3,079	8.5%	$113,508	$105,040	$8,468	8.1%
Fixed Maturities
Income from our fixed maturities increased during the 2025 three- and nine-month periods as compared to the same respective periods of 2024 driven by higher average book yields as we take advantage of the current interest rate environment as our portfolio matures. Additionally, average investment balances were approximately 1.4% lower for the 2025 three-month period and 0.3% higher for the 2025 nine-month period as compared to the same respective periods of 2024.

Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Average income yield	3.9%	3.5%	3.8%	3.5%
Average tax equivalent income yield	3.9%	3.5%	3.8%	3.5%
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less, are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Income from our short-term and other investments remained relatively unchanged for the 2025 three-month period and decreased for the 2025 nine-month period primarily due to lower average investment balances and lower yields given the decrease in interest rates.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
All other investments, primarily investment fund LPs/LLCs	$3,954	$5,218	$(1,264)	(24.2%)	$12,548	$16,546	$(3,998)	(24.2%)
Tax credit partnerships	777	(451)	1,228	272.3%	782	(163)	945	579.8%
Equity in earnings (loss) of unconsolidated subsidiaries	$4,731	$4,767	$(36)	(0.8%)	$13,330	$16,383	$(3,053)	(18.6%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs decreased for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 primarily due to the performance of certain LPs/LLCs which reflected lower market valuations during the first half of 2025.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. These tax credit partnership investments are reaching the end of their lifecycle, therefore partnership operating losses and tax benefits associated with these investments have been and are expected to continue to be nominal in amount. However, we may receive distributions from time to time due to the sale of properties, as was the case during the third quarter of 2025. See additional information on our tax credit partnership investments in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
Total impairment losses
Corporate debt	$(1,868)	$(1,398)	$(1,408)	$(2,710)
Asset-backed securities	7	(403)	274	(592)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	605	—	503	102
Net impairment losses recognized in earnings	(1,256)	(1,801)	(631)	(3,200)
Gross realized gains, available-for-sale fixed maturities	244	484	1,347	1,156
Gross realized (losses), available-for-sale fixed maturities	(238)	(1,567)	(5,174)	(3,616)
Net realized gains (losses), trading fixed securities	20	5	32	18
Net realized gains (losses), equity investments	—	—	(2,034)	(704)
Net realized gains (losses), other investments	—	(245)	(158)	(826)
Change in unrealized holding gains (losses), trading fixed securities	17	(5)	(85)	165
Change in unrealized holding gains (losses), equity investments	1,168	4,556	4,083	2,235
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	90	267	214	873
Other	—	(41)	1	(22)
Other net investment gains (losses)	1,301	3,454	(1,774)	(721)
Net investment gains (losses)	$45	$1,653	$(2,405)	$(3,921)
For the three and nine months ended September 30, 2025, we recognized $1.3 million and $0.6 million of credit-related impairment losses in earnings, respectively, and $0.6 million and $0.5 million of non-credit impairment losses in OCI, respectively, primarily related to corporate bonds in the consumer, communication and real estate sectors. For the three and nine months ended September 30, 2024, we recognized $1.8 million and $3.2 million of credit-related impairment losses in earnings, respectively, primarily related to corporate bonds in the real estate sector. We recognized a nominal amount of non-credit impairment losses in OCI during the 2024 nine-month period related to a corporate bond in the consumer sector.
During the three months ended September 30, 2025, we recognized $1.3 million of other net investment gains driven by unrealized holding gains resulting from changes in the fair value of our equity investments. We recognized $1.8 million of other net investment losses during the nine months ended September 30, 2025 driven by realized losses from the sale of certain available-for-sale fixed maturities, largely offset by unrealized holding gains resulting from changes in the fair value of our equity investments.
We recognized $3.5 million of other net investment gains during the three months ended September 30, 2024 driven by unrealized holding gains resulting from changes in the fair value of our equity investments, partially offset by realized losses from the sale of certain available-for-sale fixed maturities. During the nine months ended September 30, 2024, we recognized $0.7 million of other net investment losses driven by realized losses from the sale of certain available-for-sale fixed maturities.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Operating expenses	$9,399	$11,939	$(2,540)	(21.3%)	$29,214	$31,658	$(2,444)	(7.7%)
Management fee offset	(1,564)	(1,649)	85	(5.2%)	(4,408)	(4,574)	166	(3.6%)
Total	$7,835	$10,290	$(2,455)	(23.9%)	$24,806	$27,084	$(2,278)	(8.4%)
Operating expenses decreased for the 2025 three- and nine-month periods as compared to the same respective periods of 2024 driven by a decrease in compensation-related costs and a decrease in various other operating expenses, none of which were individually significant. The decrease in compensation-related costs during the 2025 three- and nine-month periods primarily reflected higher amounts accrued for performance-related incentive plans during the prior year periods due to higher achievement of the related performance metrics. The decrease for the 2025 nine-month period was partially offset by an increase in share based compensation expenses attributable to the effect of an increase in the value of projected long-term incentive awards during 2025 based upon the improvement of one of the associated performance metrics and the timing of grants of prior year share-based awards.
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
Interest Expense
Interest expense for the three and nine months ended September 30, 2025 and 2024 was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Contribution Certificates (including accretion)(1)	$1,779	$1,930	$(151)	(7.8%)	$5,270	$5,749	$(479)	(8.3%)
Revolving Credit Agreement (including fees and amortization)	2,177	2,655	(478)	(18.0%)	6,502	7,919	(1,417)	(17.9%)
Term Loan (including fees and amortization)	1,958	2,465	(507)	(20.6%)	5,899	7,377	(1,478)	(20.0%)
(Gain)/loss on cash flow hedges reclassified from AOCI	(678)	(1,352)	674	(49.9%)	(2,051)	(4,041)	1,990	(49.2%)
Interest expense	$5,236	$5,698	$(462)	(8.1%)	$15,620	$17,004	$(1,384)	(8.1%)
(1) Includes accretion of approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, as compared to $0.4 million and $1.4 million during the same respective periods of 2024, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

Interest expense decreased for the three and nine months ended September 30, 2025 as compared to the same respective periods of 2024 driven by lower interest expense on our Revolving Credit Agreement and Term Loan due to a decrease in the margin component of the rates as a result of our lower debt to capitalization ratio during the second half of 2024. Interest expense in both periods also includes the impact of our Interest Rate Swaps, which are designated as highly effective cash flow hedges to manage our exposure to interest rate risk due to variability in the base rates on the borrowings under both the Revolving Credit Agreement and Term Loan. See further discussion on our outstanding debt in Note 7 of the Notes to Condensed Consolidated Financial Statements and additional information regarding our Interest Rate Swaps in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2025	2024	2025	2024
Corporate segment income tax expense (benefit)	$2,928	$4,657	$9,001	$7,837
Income tax expense (benefit) - transaction-related costs*	(5)	—	(1,074)	(67)
Consolidated income tax expense (benefit)	$2,923	$4,657	$7,927	$7,770
*For the three and nine months ended September 30, 2025, represents the income tax benefit associated with the deductible professional fees incurred related to the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to Condensed Consolidated Financial Statements). For the nine months ended September 30, 2024, transaction-related costs represent actuarial consulting fees paid in relation to the final determination of contingent consideration associated with the NORCAL acquisition. These costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

Listed below are the primary factors affecting our consolidated effective tax rate for the three and nine months ended September 30, 2025 and 2024. These factors include the following:

	Three Months Ended September 30
	2025		2024
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$917	21.0%	$4,430	21.0%
Tax-exempt income(1)	(308)	(7.0%)	(366)	(1.7%)
Non-U.S. operating results	662	15.2%	(182)	(0.9%)
Transaction-related costs(2)	555	12.7%	—	—%
Estimated annual tax rate differential(3)	300	6.9%	502	2.5%
Change in limitation of future deductibility of certain executive compensation(4)	313	7.2%	193	0.9%
State income taxes	208	4.8%	157	0.7%
Other	276	6.1%	(77)	(0.4%)
Total income tax expense (benefit)	$2,923	66.9%	$4,657	22.1%

	Nine Months Ended September 30
	2025		2024
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$5,349	21.0%	$9,312	21.0%
Tax-exempt income(1)	(804)	(3.1%)	(889)	(2.0%)
Non-U.S. operating results	817	3.2%	(586)	(1.3%)
Tax deficiency (excess tax benefit) on share-based compensation	57	0.2%	707	1.6%
Transaction-related costs(2)	1,491	5.9%	—	—%
Estimated annual tax rate differential(3)	(315)	(1.2%)	367	0.8%
Change in limitation of future deductibility of certain executive compensation(4)	1,531	6.0%	(330)	(0.7%)
Non-taxable contingent consideration(5)	—	—%	(1,415)	(3.2%)
Change in uncertain tax positions(6)	(783)	(3.1%)	276	0.6%
State Income Taxes	305	1.2%	601	1.4%
Other	279	1.0%	(273)	(0.7%)
Total income tax expense (benefit)	$7,927	31.1%	$7,770	17.5%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of the non-deductible portion of transaction-related costs incurred during 2025 associated with the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to Condensed Consolidated Financial Statements).
(3) Represents the tax rate differential between our actual effective tax rate for the three and nine months ended September 30, 2025 and 2024 and our projected annual effective tax rate as of September 30, 2025 and September 30, 2024 as calculated under the estimated annual effective tax rate method.
(4) Represents the amount of executive compensation that is in excess of the statutory limitation for the three and nine months ended September 30, 2025 and 2024.
(5) Represents the tax impact of a decrease in the contingent consideration liability issued in connection with the NORCAL acquisition of $6.5 million and the reversal of a nominal amount of associated contingent investment banker fees accrued during the purchase accounting for the nine months ended September 30, 2024. See further discussion on the contingent consideration in Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K.
(6) We evaluate tax positions taken on tax returns and recognize positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. We review uncertain tax positions each quarter considering changes in facts and circumstances and make adjustments as we consider necessary. As a result of this review, we remeasured the tax benefit related to uncertain tax positions during the second quarter of 2025.
Our effective tax rate for the 2025 nine-month period as shown in the table above differed from our projected annual effective tax rate of 25.2% due to certain discrete items. When we utilize the estimated annual effective tax rate method, certain items are treated as discrete items and are reflected in the effective tax rate in the period in which they are included in net income (loss). These discrete items increased our effective tax rate by 5.9% for the 2025 nine-month period. Our effective tax rate for the 2024 nine-month period of 17.5%, as shown in the table above, approximated our overall projected annual effective tax rate of 17.5% as of September 30, 2024 given discrete items had a minimal impact on the effective tax rate.
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

The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2025 and December 31, 2024. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	September 30, 2025
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$260	$254	$248	$243	$238
U.S. Government-sponsored enterprise obligations	11	10	10	10	9
State and municipal bonds	492	471	451	431	412
Corporate debt	1,868	1,805	1,745	1,686	1,630
Asset-backed securities	1,298	1,263	1,225	1,185	1,143
Total fixed maturities, available-for-sale	$3,929	$3,803	$3,679	$3,555	$3,432

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.33	2.27	2.22	2.16	2.11
U.S. Government-sponsored enterprise obligations	3.30	3.34	3.66	3.94	4.03
State and municipal bonds	4.09	4.22	4.37	4.54	4.62
Corporate debt	3.38	3.39	3.39	3.35	3.28
Asset-backed securities	2.62	2.83	3.14	3.43	3.62
Total fixed maturities, available-for-sale	3.15	3.23	3.35	3.44	3.48

	Interest Rate Shift in Basis Points
	December 31, 2024
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$260	$252	$244	$236	$229
U.S. Government-sponsored enterprise obligations	16	15	15	14	14
State and municipal bonds	486	466	446	427	409
Corporate debt	1,832	1,779	1,728	1,679	1,632
Asset-backed securities	1,221	1,185	1,149	1,113	1,077
Total fixed maturities, available-for-sale	$3,815	$3,697	$3,582	$3,469	$3,361

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.49	2.43	2.38	2.33	2.28
U.S. Government-sponsored enterprise obligations	3.33	3.40	3.51	3.56	3.55
State and municipal bonds	4.04	4.13	4.25	4.41	4.50
Corporate debt	3.18	3.20	3.18	3.13	3.08
Asset-backed securities	2.81	2.96	3.05	3.15	3.19
Total fixed maturities, available-for-sale	3.13	3.19	3.22	3.24	3.23
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
At September 30, 2025, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at September 30, 2025 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our Revolving Credit Agreement and Term Loan. Borrowings under our Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. See further information regarding the Interest Rate Swaps in Note 8 of the Notes to Condensed Consolidated Financial Statements. As of September 30, 2025, the Revolving Credit Agreement and Term Loan have $125 million and $116 million in outstanding borrowings, respectively. Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K.
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
As of September 30, 2025, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At September 30, 2025, our premiums receivable was approximately $256 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $381 million at September 30, 2025 and $427 million at December 31, 2024. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of September 30, 2025 our expected credit losses associated with our receivables from reinsurers were nominal in amount.
Foreign Currency Risk
Foreign currency exchange rate gains (losses) are reported in our Corporate segment and are primarily related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insurer in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. Historically, we mitigated foreign currency exchange exposure and managed market risks that arise in the normal course of business by matching the currency and duration of associated investments to the corresponding loss reserves. During the first quarter of 2025, we changed our hedging strategy around foreign currency exchange exposures. Instead of investing in foreign currency denominated available-for-sale fixed maturities, we began utilizing foreign currency forward contracts. Foreign currency forward contracts are typically short-term in nature with a maturity at inception of less than three months. At September 30, 2025, we had two foreign currency forward contracts with a notional amount of €105.0 million ($124.7 million based on

September 30, 2025 exchange rates) and a fair value of approximately $1.5 million included as a component of other liabilities on the Condensed Consolidated Balance Sheet. The counterparty to the foreign currency forward contract is a major financial institution which had an investment grade rating of BBB as of September 30, 2025. Additional information regarding our foreign currency forward contracts is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements and in the Executive Summary of Operations section under the heading "Revenues."
ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2025. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
July 1 - July 31, 2025	—	N/A	—	$55,902
August 1 - August 31, 2025	—	N/A	—	$55,902
September 1 - September 30, 2025	—	N/A	—	$55,902
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
November 4, 2025

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)