Form 10-K
period 2025-12-31
PROASSURANCE CORP
filed 2026-02-23
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025,
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2025 was $1,158,734,618. As of February 18, 2026, the registrant had outstanding approximately 51,413,643 shares of its common stock.
Documents incorporated by reference in this Form 10-K
(i)The definitive proxy statement for the 2026 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report. Alternatively, such Part III information will be provided in an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
ALAE	Allocated loss adjustment expense
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CCPA	California Consumer Privacy Act of 2018, as amended
CIMA	Cayman Islands Monetary Authority
CODM	Chief Operating Decision Maker
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
CPRA	California Privacy Rights Act of 2020, as amended
DDR	Death, disability and retirement
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations/excess of policy limit claims
ERC	Employee Retention Credit
ERM	Enterprise Risk Management
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FIO	Federal Insurance Office
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
Interest Rate Swaps	ProAssurance's two forward-starting interest rate swap agreements associated with its Revolving Credit Agreement and Term Loan
IRS	Internal Revenue Service
LAE	Loss adjustment expense
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LOI	Letter of Intent
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
MICRA	Medical Injury Compensation Reform Act
Model Holding Co. Law	Model Insurance and Holding Company System Regulatory Act and Regulation
MPL	Medical Professional Liability

Term	Meaning
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Insurance Company, formerly known as NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act H.R.1 of 2025
OCI	Other comprehensive income (loss)
ORSA	Risk Management and Own Risk and Solvency Assessment Model Act
PBO	Projected benefit obligations
PCAOB	Public Company Accounting Oversight Board
PDR	Premium deficiency reserve
PPM RRG	Preferred Physicians Medical Risk Retention Group, a Mutual Insurance Company
PICA	ProAssurance Insurance Company of America
ProAssurance Plan	Executive non-qualified excess plan
ProAssurance Savings Plan	ProAssurance Group savings and retirement plan
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SAP	Statutory accounting principles
SEC	Securities and Exchange Commission
SOC	Security Oversight Committee
SOFR	Secured Overnight Financing Rate
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131 was a Special Purpose Arrangement with Lloyd's of London Syndicate 1729.
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
Term Loan	ProAssurance's $125 million delayed draw term loan
TRIA	Federal Terrorism Risk Insurance Act
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expenses
VIE	Variable interest entity
VOBA	Value of business acquired

General Information
Throughout this report, references to "ProAssurance," "ProAssurance Group," "PRA," "Company," "organization," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. Because ProAssurance is an insurance holding company and certain terms and phrases common to the insurance industry are used in this report that carry special and specific meanings, we encourage you to read the Glossary of Selected Insurance and Related Financial Terms posted on our website on the Investor Relations page (investor.proassurance.com) under Resources. In addition, throughout this discussion we use certain terms and abbreviations, which can be found in the Glossary of Terms and Acronyms provided at the beginning of this report.
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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors, in no particular order, that could affect the actual outcome of future events:

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

PART I
ITEM 1. BUSINESS
Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. For the year ended December 31, 2025, our net premiums written totaled $0.9 billion, and at December 31, 2025 we had total assets of $5.4 billion and $1.3 billion of shareholders' equity.
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
As part of our disclosure, through the Investor Relations section of our website, we provide access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all other public SEC filings as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. These SEC filings can be found on our website at investor.proassurance.com/SEC-Filings. The Investor Relations section of our website also includes information regarding stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. In addition to federal filings on our website, we make available other documents that provide important additional information about our financial condition and operations. Documents available on our website include the financial statements we file with state regulators (compiled under SAP as required by regulation), news releases that we issue and certain investor presentations. The Corporate Information section of our website provides copies of the charters for our governing committees and many of our governing policies. Printed copies of these documents may be obtained from our Investor Relations department, by email at InvestorRelations@ProAssurance.com, by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 776-3028 or (800) 282-6242.
Our History
We were incorporated in Delaware in 2001 as the successor to Medical Assurance, Inc, in conjunction with its merger with Professionals Group, Inc. ProAssurance has a history of growth through acquisitions; the most recent and significant of which was the acquisition of NORCAL Insurance Company on May 5, 2021.
On March 19, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Doctors Company, a California-domiciled reciprocal inter-insurance exchange, and Jackson Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of The Doctors Company (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into ProAssurance (the “Merger”). ProAssurance will continue as the surviving corporation in the Merger as a wholly owned subsidiary of The Doctors Company. The Board has approved the Merger Agreement and the transactions contemplated thereby, including the Merger.
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
The closing of the proposed Merger is subject to other customary closing conditions, including approval from insurance regulators in the jurisdictions where the Company’s operating subsidiaries are domiciled. As of February 23, 2026, The Doctors Company has received final approval from insurance regulators in Alabama, the District of Columbia, Illinois, Missouri, Texas and Vermont. Review of the proposed Merger by insurance regulators remains pending in California and Pennsylvania. The Company has also obtained final approval from Lloyd’s of London with respect to PRA Corporate Capital Ltd., and from the Cayman Islands Monetary Authority with respect to Inova Re and Eastern Re, each of which is a licensed entity in the Cayman Islands. The timing for completion of the pending reviews is uncertain and not within the Company’s control, but in light of progress made toward satisfaction of closing conditions, at the time of this filing, the Company continues to anticipate closing the transaction by June 30, 2026.
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
•Provide superior customer service. Our goal is to deliver an exceptional service experience that is consistent, responsive and provides value to customers through a regional business model and becoming a carrier of choice for our distribution partners. Our valued team members demonstrate our core values of integrity, leadership, relationships and enthusiasm every day and are focused on meeting the needs of our customers.
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
•Focus on innovation to achieve operational excellence. We are committed to the pursuit of continuous improvement through careful and constant examination of our business processes that will allow us to improve our competitive position through operational excellence and productivity gains. We are investing in innovation solutions, including artificial intelligence and process automation, to enhance risk selection, decision making, response time and workflows. Further, we are leveraging our data science and predictive analytics capabilities to support growth in profitable markets and sub-sectors.
•Manage claims effectively. Our industry leading claims professionals bring extensive industry and insurance experience, along with local jurisdictional knowledge to resolve claims in a cost-effective manner. Additionally, we are utilizing data analytics and artificial intelligence to enhance outcomes, improve decision making and lighten administrative burdens for claims professionals.
•Strategically manage our investment portfolio. Our investment strategy is designed to maximize current income from our investment portfolio while maintaining appropriate credit risk, liquidity, duration and portfolio diversification. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to-medium-term duration.

Organization and Segment Information
We operate through multiple insurance organizations and report our financial results in four segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our Chief Executive Officer (our CODM) to determine resource allocation and assess operating performance: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. Additional information on our four operating and reportable segments is included in Note 15 of the Notes to Consolidated Financial Statements and in the segment discussions that follows.
Gross Premiums Written
Gross premiums written for the years ended December 31, 2025, 2024 and 2023 were comprised as follows:

	Year Ended December 31
($ in thousands)	2025		2024		2023
Specialty P&C	$776,942	77%	$807,463	77%	$835,430	77%
Workers' Compensation Insurance	235,763	23%	243,404	23%	246,857	23%
Segregated Portfolio Cell Reinsurance(1)	51,052	5%	57,904	6%	70,259	7%
Inter-segment revenues(1)	(51,052)	(5%)	(57,904)	(6%)	(70,267)	(7%)
Total	$1,012,705	100%	$1,050,867	100%	$1,082,279	100%
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
Our insurance exposures are primarily within the U.S. In our Specialty P&C segment, we had net written premium of $42.8 million in 2025, $39.3 million in 2024 and $38.1 million in 2023 associated with international insurance exposures, primarily related to our strategic partnership with an international medical professional liability insurer and, to a lesser extent, exposures from our previous participation in Lloyd's Syndicates 1729 and 6131.
Specialty Property and Casualty Segment
Our Specialty P&C segment focuses on medical professional liability insurance and medical technology liability insurance. Medical professional liability insurance is primarily offered to healthcare providers and institutions. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. The Specialty P&C segment also includes the underwriting results from our Lloyd's Syndicates business and our legal professional liability book of business, both of which are currently in run-off, as well as non-premium revenues generated by our subsidiary IAO, Inc. d/b/a ProAssurance Agency.
Medical Professional Liability Insurance
Our MPL business is focused on providing professional liability insurance to healthcare providers and facilities. We target the full spectrum of the medical professional liability market, covering multiple categories of healthcare professionals, institutions (which includes hospitals, surgery centers and miscellaneous medical facilities) and, to a lesser extent, facilities specializing in long term residential care. While a majority of our business is written in the standard market, we also offer medical professional liability insurance on an excess and surplus lines basis, and we offer alternative risk and self-insurance products on a customized basis.
Our custom alternative risk solutions include assumed reinsurance for healthcare entities that, most commonly, are changing an insurance approach or simply looking for a more tailored solution for transferring risk. Our assumed reinsurance is primarily comprised of premiums assumed on a quota share basis from our strategic partnership with an international medical professional liability insurer. Our custom alternative risk solutions also include a turnkey captive solution whereby we cede all or a portion of the healthcare premium, net of reinsurance, to two SPCs of our wholly owned Cayman Islands reinsurance subsidiary, Inova Re, which is reported in our Segregated Portfolio Cell Reinsurance segment. Total gross premiums written in this segment in our alternative market captive cell program were approximately $4.4 million, $4.2 million and $6.7 million during 2025, 2024 and 2023, respectively. See further discussion that follows under the heading "Segregated Portfolio Cell Reinsurance Segment."
Underwriting analysis for MPL contemplates many factors including, but not limited to, the specific exposures, loss history, coverage scope/terms, level of the insured's retention, policy limits and operational venues. We utilize independent agencies and brokers as well as an internal business development team to write our MPL business. For the year ended

December 31, 2025, approximately 62% of our MPL gross premiums written, excluding tail coverages, were produced through independent insurance agencies or brokers. The agencies and brokers we use typically sell through healthcare insurance specialists who are able to convey the factors that differentiate our insurance products. In 2025, our ten largest agents or brokers produced approximately 30% of our MPL premium; individually, no one agency or broker produced more than 9% of our MPL premium.
In marketing our MPL products we emphasize our financial strength, breadth of product offerings and excellent claims, underwriting and risk management services as well as ease-of-doing business, which is a priority for agencies and brokers. We market our insurance products through our business development team and through our agents as well as direct mailings, attendance at healthcare industry conferences and advertising in industry-related publications. We also are involved in professional societies and related organizations and support legislation that will have a positive effect on healthcare liability issues. We maintain a regional business model that permits us to consistently provide a high level of services to customers on a local basis.
We have widely distributed claims management staff with concentrations in key geographic locations to monitor and adjudicate MPL claims. We engage experienced, independent litigation attorneys in each venue to assist with the claims process as we believe this practice aids us in providing a defense that is aggressive, effective and cost-efficient. We evaluate the merit of each claim and determine the appropriate strategy for resolution of the claim, either seeking a reasonable settlement appropriate for the circumstances of the claim or defending the claim through trial. As part of the evaluation and preparation process for MPL claims, we meet regularly with medical advisory committees in our key markets to examine claims, attempt to evaluate practice patterns and make recommendations to our underwriting and risk management team members for implementation with customers.
Medical Technology and Life Sciences Insurance
Our Medical Technology Liability business offers products-completed operations and errors and omissions liability coverage for medical technology and life sciences companies. The vast majority of these insureds and the products they manufacture and/or distribute are regulated by the U.S. Food and Drug Administration or similar regulatory authorities in foreign jurisdictions. The products we insure cover a broad array of medical devices, pharmaceuticals and biologics including, but not limited to, infusion systems, operating room surgical instruments and disposables, laboratory equipment and supplies, in vitro diagnostic test kits and instruments, patient mobility aids, respiratory and anesthesia products, cardiovascular devices, vaccines or cancer therapeutics, laser surgical instruments, non-invasive diagnostic imaging systems, orthopedic implants, human and veterinary branded and generic drugs and biologics. We provide coverage for commercialized products and all phases of clinical trials. Our products-completed operations and errors and omissions liability coverage offerings are provided on both a primary and excess basis.
Underwriting analysis for Medical Technology Liability contemplates many factors including, but not limited to, the product's risk profile, loss history, the amount of coverage being sought, level of the insured's retention, policy limits, applicant's management experience, regulatory compliance record and volume of sales. Almost all of our Medical Technology Liability business is written through independent brokers. In 2025, our top ten largest brokers generated approximately 48% of our Medical Technology Liability gross written premium, with no one broker representing more than 13%. We work with licensed property and casualty insurance brokerages across the country and do not require an appointment except where required by law. We defend our Medical Technology Liability claims vigorously, with a negotiated settlement being the most frequent means of resolution.
Lloyd's Syndicates Operations (Participation Discontinued)
Our Lloyd's Syndicates business is currently in run-off, and our Specialty P&C segment includes the results from our participation in underwriting years that remain open in Syndicate 1729 and Syndicate 6131 at Lloyd's of London. We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. Lloyd's of London generally operates on a three year accounting system for final distribution of results generated by each underwriting year; however certain underwriting years can remain open after the three year period. As of December 31, 2025, the 2021 underwriting year for Syndicate 6131 remained open due to remaining exposures related to aviation coverages in connection with Russia's invasion of Ukraine. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year and due to the one quarter lag, was not reflected in our results until the second quarter of 2024. For the 2023 underwriting year, our participation in the results of Syndicate 1729 was approximately 5%.
We have also provided capital to Syndicate 1729 at Lloyd's of London to support our previous participation. The results from our participation in Syndicate 1729 from open underwriting years prior to 2024 will continue to earn out pro rata over the entire policy period of the underlying business.

Legal Professional Liability Insurance (In Run-off)
On April 15, 2025, we sold the renewal rights related to our legal professional liability book of business to an unrelated third party for $1.0 million. In connection with this transaction, we agreed to continue directly writing renewal policies for a limited period of time and entered into a 100% quota share reinsurance agreement with that third party for policies written on our paper after April 15, 2025. Concurrent with the close of this transaction, the purchaser became the employer of a number of team members supporting the business. We retain responsibility for claim liabilities associated with all policies issued by us prior to the close of this transaction.
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
Segregated Portfolio Cell Reinsurance Segment
Our Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an individual company, agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of certain SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 15% to a high of 85% as of December 31, 2025. Each SPC is operated solely for the benefit of its cell participants, and the pool of assets of one SPC are statutorily protected from the creditors of any other SPC. The results of the SPCs are allocated among the cell participants in accordance with the terms of the cell agreements. SPC results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. In addition, the Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants. The segment results also reflect our share of the results of the SPCs in which we participate. The SPCs assume workers' compensation insurance, medical professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments.
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
This segment focuses on supporting the operations of our insurance subsidiaries through strategically managing our investment portfolio and providing certain administrative services. The expertise our corporate team brings to our insurance subsidiaries contributes to operating profitability through investment returns and helps improve the efficiency and effectiveness of our entire organization. As it relates to our entire investment portfolio, we apply a consistent strategy managed at the corporate level. Accordingly, we report those investment results and net investment gains and losses within our Corporate segment. Our overall investment strategy is to maximize current income from our investment portfolio while maintaining appropriate credit risk, liquidity, duration and portfolio diversification. The portfolio is generally managed by professional third-party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset classes they are responsible for managing, subject to our investment policy and oversight, including a requirement that available-for-sale securities in a loss position cannot be sold without specific authorization from us. See Note 3 of the Notes to Consolidated Financial Statements for more information on our investments.
Competition
The marketplace for all of our lines of business is very competitive, though competition does vary among the different product lines and business sectors. Within the U.S., our competitors are primarily domestic insurance companies ranging from large national insurers whose financial strength and resources may be greater than ours to smaller insurance entities that concentrate on a single state and as a result have an extensive knowledge of the local markets, or smaller unrated organizations that are targeting growth aggressively in multiple jurisdictions. Further, in many instances the coverage we offer is also offered through mutual entities whose ROE objectives may be lower than ours, and thus may be able to price their products more aggressively given current levels of excess capital. Additionally, there are many providers, domestic and international, of alternative risk management solutions. Competitive distinctions include pricing, size, name recognition and reputation, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, new technologies, financial stability, ratings assigned by rating agencies and regulatory conditions.
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
In addition, consolidation continues among insurance distributors, with the top 10 brokers now accounting for nearly 65% of industry commercial premiums nationwide. The larger agencies and brokers prioritize underwriting efficiency and other aspects of ease-of-doing business. To meet the evolving demands, we are responding strategically by leveraging technology solutions, expanding our product breadth and enhancing data-driven underwriting.
The workers’ compensation industry is highly competitive. New business opportunities, renewal pricing and retention continue to be a challenge as a result of intense competition, especially from multi-line insurers that appear to be willing to underprice their workers’ compensation products in order to gain access to write other coverages that may be more lucrative and we expect this trend to continue in 2026. We believe our product offerings allow us to provide flexibility in offering workers’ compensation solutions to our customers at a competitive price. In addition, we believe that our claims handling and risk management services are attractive to our customers and provide us with a competitive advantage, even when our pricing is higher than our competitors.
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

Rating Agency
Our claims paying ability is regularly evaluated and rated by AM Best. In developing their claims paying rating, this agency makes an independent evaluation of an insurer’s ability to meet its obligations to policyholders. The following table presents the claims paying rating of our insurance subsidiaries as of February 18, 2026.

Rating Agency
AM Best(1) (www.ambest.com)
ProAssurance Indemnity Company, Inc.	A (Excellent)
ProAssurance Specialty Insurance Company	A (Excellent)
ProAssurance Insurance Company of America	A (Excellent)
Medmarc Casualty Insurance Company	A (Excellent)
NORCAL Insurance Company	A (Excellent)
NORCAL Specialty Insurance Company	A (Excellent)
Medicus Insurance Company	A (Excellent)
FD Insurance Company	A (Excellent)
Preferred Physician Medical RRG, a Mutual Insurance Company	A (Excellent)
ProAssurance American Mutual, A RRG	A (Excellent)
Allied Eastern Indemnity Company	A (Excellent)
Eastern Advantage Assurance Company	A (Excellent)
Eastern Alliance Insurance Company	A (Excellent)
Eastern Re Ltd., SPC	NR
Inova Re Ltd., SPC	NR
Lloyd's Syndicate 1729(2)	A+ (Superior)
(1) NR indicates that the subsidiary has not been rated by the listed rating agency.
(2) Rating provided is the rating applicable to all Lloyd's syndicates.
Our ability to service current debt and potential debt is regularly evaluated and rated by AM Best. In 2025, AM Best maintained ProAssurance's debt rating of "A+" with a stable outlook. The debt rating reflects the agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any.
While the debt rating may be of greater interest to investors than our claims paying rating, this rating is not an evaluation of our equity securities nor a recommendation to buy, hold or sell our equity securities.
Insurance Regulatory Matters
We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions, including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our insurance subsidiaries are primarily domiciled in the U.S. Our states of domicile include Alabama, California, Illinois, Missouri, Pennsylvania, Texas and Vermont. Our foreign jurisdictions include our reinsurance operations based in the Cayman Islands and our insurance and reinsurance operations based in the U.K. that we support through our previous participation in underwriting years that remain open at Syndicate 1729 and Syndicate 6131.
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
In June 2018, California adopted the California Consumer Privacy Act of 2018 ("CCPA"), which provided comprehensive data privacy protections to California residents. These data privacy laws establish numerous consumer rights, such as the right to be notified of privacy practices and the right to know, delete, or correct certain personal information.
Each of the domiciliary states of our insurance subsidiaries and affiliates, excluding Missouri, has enacted data security or data privacy laws. Within the past few years, the following domiciliary states of our insurance subsidiaries have enacted or amended data security or data privacy laws:
•California enacted the California Privacy Rights Act of 2020 ("CPRA"), effective January 1, 2023. The CPRA amends and expands the CCPA.
•Illinois enacted the Insurance Data Security Law, effective January 1, 2024.
•Pennsylvania enacted the Insurance Data Security Law, effective December 11, 2023.
•Texas enacted the Texas Data Privacy and Security Act, effective July 1, 2024.
•Vermont enacted the Vermont Insurance Data Security Law, effective January 1, 2023.
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
If insurance regulators determine that payment of a dividend or any other payments within a holding company group (such as payments under a tax-sharing agreement or payments for employee or other services) would, because of the financial condition of the paying insurance company or otherwise, be a detriment to such insurance company’s policyholders, the regulators may prohibit such payments that would otherwise be permitted.
Risk-Based Capital and Risk Assessment
In order to enhance the regulation of insurer solvency, each state of domicile in accordance with an NAIC-defined formula specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2025, the Company estimates that all of ProAssurance’s insurance subsidiaries will exceed the minimum required risk-based capital levels.
In late 2010, the NAIC adopted the Model Holding Co. Law. The Model Holding Co. Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. Additionally, in 2012 the NAIC adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA requires larger insurers, generally those with annual written premium volume greater than $1 billion as a group or $500 million as an individual insurer, to file an internal assessment of solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time. The Model Holding Co. Law and ORSA will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from that adopted by the NAIC. As of December 31, 2025, all states have adopted the Model Holding Co. Law and 49 states have adopted ORSA. Due to our written premium volume for the year ended December 31, 2024, ProAssurance filed its internal assessment of solvency under the ORSA criteria during 2025.
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
Terrorism Risk Insurance Act
TRIA, initially enacted in 2002 and reauthorized in 2007, 2015 and 2019, ensures the availability of insurance coverage for certain acts of terrorism as defined in the legislation. The 2019 reauthorization extended the program through 2027. TRIA currently provides that during 2022 and in any year thereafter a loss event must exceed $200 million to trigger coverage and that the federal government will reimburse 80% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual federal liability of $100 billion. TRIA requires that we offer terrorism coverage to our commercial policyholders in our workers' compensation line of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage.
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
We are committed to providing a safe and healthy working experience where all team members are treated with dignity and respect, allowing them to do their best work. Further, we seek to provide equal opportunities while fostering a diverse and inclusive workplace that promotes team member engagement. To ensure our workforce is comprised of a diverse group of highly-qualified individuals, we are committed to advertising job openings and sourcing candidates through broad-reaching techniques. We are committed to this strategy starting with our Board and extending through all levels within our organization. Further, we seek to provide fulfilling work experiences through the creation of well-documented career paths and opportunities for advancement, robust training and development programs and the management of transparent salary administration practices. Our competitive pay and benefit programs are designed to reward, support and retain our team members. To further illustrate the significance of our commitment to our team members and being the Employer of Choice, the Board regularly reviews the

Company’s human capital management strategies and outcomes, including matters related to the Company's culture, talent management and development, talent acquisition and team member engagement and satisfaction.
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
Some examples of key programs and initiatives that are focused on attracting, developing and retaining our diverse workforce include:
•Diversity, Equity and Inclusion - To advance our commitment to fostering a diverse, inclusive and equitable workplace, our Diversity, Equity and Inclusion Council, comprised of team members from across the organization and supported by a Diversity, Equity and Inclusion Program Manager, is focused on three key strategic areas, including:
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
•Team Member and Leadership Development - We invest in training and development programs that support our Mission, Vision and Values, encourage continuous learning, equip team members for advancement and encourage a long-term partnership with the Company. We provide career paths for team members to continue to advance their technical skills. To strengthen the skills of our current managers and plan for future succession needs, we provide a tiered leadership development program, Leadership That Works, that includes both in-person group and self-led content.
•Team Member Health and Welfare - We recognize the importance of a comprehensive benefits strategy to support the unique needs of all team members and offer a comprehensive benefit program to meet the diverse needs of our team member population. We continue to leverage our wellness platform to support the physical, emotional and financial health of our team members.
•Flexible Workplace - The majority of our team members are either fully-remote or working in a flexible work arrangement that supports healthy work-life balance while capitalizing on opportunities to bring team members together to foster relationships, fuel innovation and facilitate engagement.
ProAssurance Corporation and our subsidiaries are equal opportunity employers and we do not discriminate either directly or indirectly against employees or prospective employees on the basis of race, color, religion, sex, sexual preference/orientation, citizenship, marital status, veteran status, national origin, age or disability, or any other attribute protected by applicable law or regulation. At December 31, 2025, we had 972 employees, none of whom were represented by a labor union. We consider our employee relations to be good.
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
Prior to the 2024 and 2022 underwriting years, we participated in the results of Syndicate 1729 and Syndicate 6131, respectively. Lloyd's of London generally operates on a three year accounting system for final distribution of results generated by each underwriting year; however certain underwriting years can remain open after the three year period. As of December 31, 2025, the 2021 underwriting year for Syndicate 6131 remained open due to uncertainty surrounding remaining exposures related to aviation coverages in connection with Russia's invasion of Ukraine. At the end of each underwriting year, the liabilities of the Syndicates are reinsured into the Syndicate's following underwriting year. As such, we are still exposed to adverse loss development on certain large claims in open underwriting years in which we participated, primarily catastrophe and aviation related losses. Further, we are obligated to maintain FAL to support those open underwriting years and risk-based capital requirements which are assessed periodically by Lloyd's and subject to variation.

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
At December 31, 2025, our receivable from reinsurers on unpaid losses and loss adjustment expenses was $335 million, our receivable from reinsurers on paid losses and loss adjustment expenses was $20 million and our expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) were nominal in amount. As of December 31, 2025, no reinsurer, on an individual basis, had an estimated net amount due which exceeded $48 million.
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
Changes in interest rates and U.S. fiscal, monetary and trade policies as well as broader economic conditions could have a material adverse effect on our investment results. Fluctuations in the value of our investment portfolio can occur as a result of these changes. Our investment portfolio is primarily comprised of interest-earning assets, marked to fair value each period. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our results of operations, our financial position and our book value per share. Significant movements in interest rates potentially expose us to lower yields or lower asset values. Changes in market interest rate levels generally affect our financial results to the extent that reinvestment yields are different than the yields on maturing securities. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Our equity portfolio is primarily bond funds which will fluctuate directionally with changes in interest rates, not equity markets, impacting the overall value of these holdings. Conversely, the values of fixed-rate investment securities generally fluctuate inversely with changes in interest rates. Since 2022, the significant rise in interest rates has reduced the market value of our existing fixed maturity portfolio impacting our book value per share. While the Federal Reserve reduced interest rates in 2024 and 2025, interest rates remain elevated as compared to current book yields. As we have both the intent and ability to hold the vast majority of these investments until maturity, we consider this negative impact to be temporary.
Our investments are subject to credit, prepayment and other risks.
At December 31, 2025 our investment portfolio accounts for $4.4 billion or 81% of our total assets. The value of financial instruments in our portfolio can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or impairment of our securities, which could affect our financial condition, results of operations or cash flows.
At December 31, 2025 approximately 29% of our investment portfolio was invested in mortgage and asset-backed securities. We utilize ratings determined by NRSROs (Moody’s, Standard & Poor’s and Fitch) as an element of our evaluation of the creditworthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
Our asset-backed securities are also subject to prepayment risk. A prepayment is the unscheduled return of principal.. When rates decline, the propensity for refinancing may increase and the period of time we hold our asset-backed securities may shorten due to prepayments. Prepayments may cause us to reinvest cash proceeds at lower yields than the retired security.

Conversely, as rates increase and motivations for prepayments lessen, the period of time over which our asset-backed securities are repaid may lengthen, causing us to not reinvest cash flows at higher available yields.
At December 31, 2025 the fair value of our state/municipal portfolio was $430.1 million (amortized cost basis of $439.1 million). While our state/municipal portfolio had a high credit rating (AA on average), which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. An economic downturn could lessen tax receipts and other revenues in many states and their municipalities.
In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess, and our assessments may prove to be greater or less than amounts received in actual transactions.
At December 31, 2025 and in accordance with applicable GAAP, we valued 97% of our investments at fair value and the remaining 3% at cost, equity, or cash surrender value. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements for additional information.
We determine the fair value of our investments using quoted exchange or over-the-counter prices, when available. At December 31, 2025, we valued approximately 7% of our investments in this manner. When exchange or over-the-counter quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and utilize judgment. At December 31, 2025, approximately 85% of our investments were valued in this manner. When markets exhibit significant volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts that would be received upon disposition of the security. At December 31, 2025, approximately 5% of our investments are investment funds which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. NAV is provided by the asset managers, and in some cases, estimates are used for valuation and are subject to variations depending on those estimates. Our funds valued at NAV have various redemption requirements and lock-up provisions (see Note 2 of the Notes to Consolidated Financial Statements for further information).
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
Our Revolving Credit Agreement, which expires in April 2028, permits borrowings of up to $300 million and includes an additional $125 million delayed draw term loan ("Term Loan"). The agreement requires that our consolidated debt to capital ratio (0.24 to 1.0 at December 31, 2025) be 0.35 to 1.0 or less and that we maintain a minimum net worth, excluding AOCI, of at least $912 million which represented 65% of consolidated shareholders' equity, excluding AOCI, determined as of December 31, 2022.
Our outstanding debt at December 31, 2025 includes a Revolving Credit Agreement, Term Loan and Contribution Certificates. See Note 9 of the Notes to Consolidated Financial Statements for additional information. There is no guarantee that additional debt could be issued on similar terms in the future as rates available to us may change due to changes in the economic climate, or shifts in the yield curve may occur, or an increase in our level of debt may result in AM Best lowering our debt rating.
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
Fluctuations in foreign currency exchange rate changes primarily relate to foreign currency denominated loss reserves associated with our strategic partnership with an international medical professional liability insurer. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. Historically, we have mitigated foreign exchange exposure and manage market risks that arise in the normal course of business by matching the currency and duration of associated investments to the corresponding loss reserves. During the first quarter of 2025, we changed our hedging strategy around foreign currency exchange exposures. Instead of investing in foreign currency denominated available-for-sale fixed maturities, we began utilizing foreign currency forward contracts. There is no guarantee that these mitigation efforts will be effective due to factors such as volatility, currency variations and timing of foreign currency cash flows which could result in significant losses incurred.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates and actual tax amounts may be different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and the Company, the timing of future income and deductions, our tax planning strategies and our expected levels and sources of future taxable income. Projections about our future operations and taxable income are inherently subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our actual financial results, which could have a material adverse effect on our tax positions. We believe our tax positions, except for our uncertain tax positions, are supportable under current tax laws and that our estimates are prepared in accordance with GAAP. Resolution of uncertain tax positions could result in an actual tax benefit or deduction that is different than we have estimated. Additionally, from time to time, due to changes in economic and/or political conditions, there are changes in tax laws and interpretations of tax laws which could significantly change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. Changes to our prior estimates in these cases would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flows. As the Company has reinsurance operations domiciled in the Cayman Islands, changes in the tax laws of the Cayman Islands as well as the change in U.S. federal tax law as a result of the OBBBA, which included extensions and modifications to various provisions that were originally enacted under the TCJA, could negatively affect the profitability of that business.
We are subject to U.S. federal and various state income taxes as well as U.K. related taxes. We are periodically under examination by federal, state and local authorities regarding income tax matters, and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements. As of December 31, 2025 we had a net deferred tax asset of approximately $121.9 million and a net federal income tax payable of approximately $2.4 million.
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
State regulators, investors, policyholders and other stakeholders may continue to focus on ESG matters. In October 2024, the Governor of California signed a bill requiring certain climate-related disclosures for certain companies that do business in California, with initial disclosures to begin in August 2026. Compliance with the California law or other similar requirements for disclosures related to climate change and other environmental issues would be burdensome and costly. Further, the degree to which federal regulatory bodies may require climate change disclosures or other ESG-related measures is currently uncertain.

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
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. We had no significant guaranty fund recoupments or assessments in 2025, 2024 or 2023. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Certain states in which we write workers’ compensation insurance have established administrative and/or second injury funds that levy assessments against insurers that write business in their state. The assessments are generally based on an insurer’s proportionate share of premiums or losses in a particular state, and the assessment rate can vary from year to year.
Risk pooling mechanisms have been established in certain states that offer insurance coverage to individuals or entities who are otherwise unable to purchase coverage from private insurers. Authorized property and casualty insurers in these states are generally required to share in the underwriting results of these pooled risks, which are typically adverse. Should our mandatory participation in such pools be increased or if the assessments from such pools increased, our results of operations and financial condition would be negatively affected, although that was not the case in 2025, 2024 or 2023.
Provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover, which could adversely affect the value of our common stock.
Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. As of December 31, 2025, we currently have no preferred stock outstanding. In addition, our Corporate Governance Principles provide that the Board, subject to its fiduciary duties, will not issue any series of preferred stock for any defense or anti-takeover purpose, for the purpose of implementing any stockholders rights plan, or with features intended to make any acquisition more difficult or costly without obtaining stockholder approval. However, because the rights and preferences of any series of preferred stock may be set by the Board in its sole discretion, the rights and preferences of any such preferred stock may be superior to those of our common stock and thus may adversely affect the rights of the holders of common stock.
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
The Company carefully adheres to NYSE and SEC requirements as the loss of trading privileges on the NYSE or an SEC enforcement action could have a significant financial impact on the Company. Failure to comply with various SEC reporting and record keeping requirements could result in a decline in the value of our stock or a decline in investor confidence which could directly impact our ability to efficiently raise capital. Failure to adhere to NYSE requirements, including the requirement around recovery of erroneously awarded compensation, could result in fines, trading restrictions or delisting. In addition, we may incur significant costs in the course of complying with NYSE and SEC requirements.
Operational
Our performance is dependent on the business, economic, regulatory and legislative conditions of states where we have a significant amount of business.
Our top five states, Pennsylvania, California, Alabama, Florida, and Texas represented 45% of our direct premiums written for the year ended December 31, 2025. Moreover, on a combined basis, Pennsylvania, California and Alabama accounted for 33% of our direct premiums written for the year ended December 31, 2025. Unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
There are numerous risks and uncertainties associated with the proposed acquisition by The Doctors Company.
We have entered into a definitive agreement to be acquired by The Doctors Company through a proposed merger transaction. See Note 1 of the Notes to Consolidated Financial Statements for further information. There are numerous risks and uncertainties around the transaction, including, among others:
•risk that the parties are unable to complete the planned acquisition on the anticipated terms and timing. The transaction is subject to a number of closing conditions, including, but not limited to, receipt of regulatory approvals. The failure to satisfy all the required conditions could prevent the acquisition from occurring. In addition, regulators could impose additional requirements or obligations as conditions for their approval. We can provide no assurance that we will obtain the necessary approvals within the estimated timeframe or at all, or that any such requirements that are imposed by regulators would not result in the termination of the transaction;
•risk that the Company’s stock price may fluctuate during the pendency of the proposed transaction and may decline if the proposed transaction is not completed;
•potential litigation relating to the proposed transaction that could be instituted against the Company or its directors, managers or officers, including the effects of any outcomes related thereto;
•risk that disruptions from the proposed transaction will harm the Company's business, including current plans and operations, including during the pendency of the proposed transaction;
•the ability of the Company to retain and hire key personnel;
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
We are a holding company whose principal source of external revenue is our investment revenues. In addition, cash dividends and other permitted payments from operating subsidiaries represent another source of funds. If our operating subsidiaries are unable to make payments to us or are able to pay only limited amounts, we may be unable to make payments on our indebtedness, meet other holding company financial obligations, or pay dividends to shareholders. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed in Item I under the heading "Insurance Regulatory Matters."

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
The Company is dependent upon its technology infrastructure and that of certain third parties to operate and report financial and other Company information accurately and timely. ProAssurance collects, uses, stores or transmits an increasingly large amount of confidential, proprietary, personal, legally protected and other information in connection with the operation of our business. Certain third parties or vendors access, process or store data that the Company considers to be sensitive, significant, or legally protected. Therefore, the Company has focused resources on securing and preserving the integrity of its data processing systems and related data (see further discussion that follows in Item 1C "Cybersecurity"). Despite the Company's efforts to ensure the integrity of its systems and those of certain third parties, ProAssurance is increasingly exposed to the risk that its technology infrastructure and that of certain third parties could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Furthermore, it is impossible to defend against every risk being posed by changing technologies. There is no guarantee that measures taken to date will completely prevent possible disruption, damage or destruction by intentional or unintentional acts or events such as cyber-attacks, viruses, sabotage, human error, system failure or the occurrence of numerous other human or natural events. A breach of IT systems operated by a vendor, customer, or other third-party with whom we conduct business could result in a breach of the Company's data belonging to a third-party for which the Company is responsible or financial harm in the form of misdirection of payments for valid invoices or other obligations.
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
We develop and incorporate artificial intelligence technology in certain of our processes and plan to develop and incorporate additional artificial intelligence technology in future processes. In the fourth quarter of 2024, we introduced tools that will help us address the challenging market conditions by using artificial intelligence along with underwriting and claims data analytics to enhance underwriting profitability, productivity and efficiency. We entered into an agreement with a leading provider of artificial intelligence technology for insurance claims optimization, to enhance medical outcomes for injured workers, improve our case reserve estimation capabilities and lighten the administrative burdens for our claims professionals. In March 2025, we began leveraging this platform to address various aspects of escalating medical costs, including their medical document intelligence platform that helps direct care to the best-performing providers, and their tool to help identify high-severity claims early in the claims’ life cycle. Issues in the development and use of artificial intelligence, including machine learning, generative artificial intelligence tools and large language models may result in reputational harm, liability, security threats or other adverse consequences to our business operations as well as to certain of our insureds. In addition, our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our vendors’ ability to maintain an adequate level of service and experience.
If we, our vendors or our third-party partners experience an actual or perceived breach of privacy or security incident related to the use of artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. If any of these events were to occur, it could have a material, adverse effect on our business and reputation.

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
Governance
While our Board is responsible for ensuring that our entire ERM process is in place and functioning, our Audit Committee has the primary oversight responsibility for risks relating to cybersecurity. Our Vice President of Information Security regularly attends and presents to our Audit Committee on material cybersecurity risks and mitigating procedures. Our Vice President of Information Security oversees ProAssurance's information security and data privacy programs and is responsible for establishing and implementing our security strategy alongside our General Counsel, to whom the Vice President of Information Security reports directly. Our Vice President of Information Security has been with ProAssurance since 1998 and has over 27 years of IT and cybersecurity experience.
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
Effective July 26, 2023, the SEC finalized rules requiring registrants to disclose material cybersecurity incidents. Per the ruling, any cybersecurity incident deemed to be material shall be disclosed within four business days of materiality determination. The determination of materiality related to cybersecurity incidents is subjective; however, the Company has implemented materiality consideration in its formal process.
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

ITEM 2.	PROPERTIES.
We own two office properties, both of which are unencumbered:

	Square Footage of Properties
Property Location	Occupied by ProAssurance	Leased or Available for Lease	Total
Birmingham, AL(1)(2)	120,000	45,000	165,000
Okemos, MI	53,000	—	53,000
(1) Corporate Headquarters
(2) In December 2025, ProAssurance entered into a LOI for the sale of the Birmingham, AL property to a third party. The LOI is subject to a number of customary closing conditions.

ITEM 3.	LEGAL PROCEEDINGS.
Our insurance subsidiaries are involved in various legal actions, a substantial number of which arise from claims made under insurance policies. While the outcome of all legal actions is not presently determinable, management and its legal counsel are of the opinion that these actions will not have a material adverse effect on our financial position or results of operations. See Note 7 of the Notes to Consolidated Financial Statements included herein.

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
Ms. Dishart was appointed as an Executive Vice President in 2020 and has served as our Chief Human Resources Officer since 2015. Ms. Dishart has previously served as Vice President of Human Resources of our Eastern subsidiary for 9 years. Ms. Dishart has over 40 years of experience in Human Resources including positions with Johnson & Johnson/Merck. (Age 62)

Robert D. Francis
Mr. Francis was appointed President of Medical Professional Liability and to the Executive Leadership Team in 2023. Mr. Francis began his career in medical professional liability insurance at Mutual Assurance Society of Alabama in 1984 and worked for predecessors of ProAssurance until 2004, serving as Chief Underwriting Officer and Chief Operating Officer of the Southern Division. Prior to rejoining ProAssurance, Mr. Francis was Chief Operating Officer of The Doctor’s Company. (Age 63)

Dana S. Hendricks
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
Mr. Lisenby was appointed as an Executive Vice President in 2014 and is also our General Counsel, Corporate Secretary and head of the corporate Legal Department. Mr. Lisenby has previously served as Senior Vice President. Prior to joining ProAssurance, Mr. Lisenby practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 57)

Karen M. Murphy
Ms. Murphy was appointed President of Life Sciences and to the Executive Leadership team in 2023. Ms. Murphy has previously served as Executive Vice President and Head of Life Sciences for ProAssurance and Senior Vice President of Business Development and Marketing, Risk Management, and Claims for Medmarc. Prior to that time, Ms. Murphy served Medmarc, as General Counsel where she oversaw the legal, regulatory compliance and human resources functions and functioned as Corporate Secretary. Ms. Murphy is licensed to practice law in the State of New York and holds a Corporate Counsel license in the Commonwealth of Virginia. (Age 61)

Kevin M. Shook
Mr. Shook was appointed as President of our Eastern subsidiary in 2019. Mr. Shook previously served as Executive Vice President of our Eastern subsidiary and has been with Eastern for 22 years. Mr. Shook has over 32 years of insurance industry experience, including 10 years with PricewaterhouseCoopers where he primarily served companies within the insurance industry. (Age 56)

We have adopted a Code of Ethics and Conduct that applies to our directors and executive officers, including but not limited to our principal executive officer and principal financial officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and Conduct and our Share Ownership Guidelines are available on the Corporate Information section of our website. Printed copies of these documents may be obtained from our Investor Relations department by email at InvestorRelations@ProAssurance.com, by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 776-3028 or (800) 282-6242.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 18, 2026, ProAssurance Corporation had 3,997 stockholders of record and 51,413,643 shares of common stock outstanding. ProAssurance’s common stock currently trades on the NYSE under the symbol “PRA.”
For information regarding dividends paid to shareholders in 2023 see Note 11 of the Notes to Consolidated Financial Statements.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	1,657,573	$—	*	1,189,211
Equity compensation plans not approved by security holders	—	—		—
* No outstanding options as of December 31, 2025. Other outstanding share units have no exercise price.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
October 1 - October 31, 2025	—	N/A	—	$55,902
November 1 - November 30, 2025	—	N/A	—	$55,902
December 1 - December 31, 2025	—	N/A	—	$55,902
Total	—	$—	—
* Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance's only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion generally focuses on the change in financial condition, results of operations and cash flows for the year ended December 31, 2025 as compared to the year ended December 31, 2024 and should be read in conjunction with the Consolidated Financial Statements and Notes to those statements which accompany this report. For a full discussion of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2024 as compared to the year ended December 31, 2023, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of ProAssurance's December 31, 2024 report on Form 10-K.
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
Additional information on our four operating and reportable segments is included in Note 15 of the Notes to Consolidated Financial Statements, Part I and in the Segment Results sections herein that follow.
Growth Opportunities and Outlook
Given the cyclical nature of our insurance operations, our financial objectives span multiple years and we target a dynamic long-term ROE of 700 basis points above the 10-year U.S. Treasury rate, which at December 31, 2025 was approximately 11.2%. To achieve our long-term ROE target, we emphasize rate adequacy, selective underwriting, use of our proprietary data and predictive analytics, effective claims management, operational efficiency gained by leveraging our scope and scale, continued investment in technology-based solutions and prudent investment management. We may forego growth in favor of improving profitability, given our focus on rate adequacy and the competitive markets in which we operate. Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining appropriate credit risk, liquidity, duration and portfolio diversification.
On March 19, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Doctors Company, a California-domiciled reciprocal inter-insurance exchange, and Jackson Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of The Doctors Company (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into ProAssurance (the “Merger”). ProAssurance will continue as the surviving corporation in the Merger as a wholly owned subsidiary of The Doctors Company.
We believe that this transaction will deliver significant value to our shareholders. Both ProAssurance and The Doctors Company were founded by physicians in response to the medical liability crisis of the 1970s. Both companies have grown over the years through business combinations with other physician-founded companies. This shared history has helped both companies fulfill our shared mission to protect others and given us similar operating philosophies and cultures. Bringing the strengths and capabilities of our companies together will allow our teams to continue to serve today’s healthcare providers with the necessary scale and breadth of capabilities.
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
The closing of the proposed Merger is subject to other customary closing conditions, including approval from insurance regulators in the jurisdictions where the Company’s operating subsidiaries are domiciled. As of February 23, 2026, The Doctors Company has received final approval from insurance regulators in Alabama, the District of Columbia, Illinois, Missouri, Texas

and Vermont. Review of the proposed Merger by insurance regulators remains pending in California and Pennsylvania. The Company has also obtained final approval from Lloyd’s of London with respect to PRA Corporate Capital Ltd., and from the Cayman Islands Monetary Authority with respect to Inova Re and Eastern Re, each of which is a licensed entity in the Cayman Islands. The timing for completion of the pending reviews is uncertain and not within the Company’s control, but in light of progress made toward satisfaction of closing conditions, at the time of this filing, the Company continues to anticipate closing the transaction by June 30, 2026.
Our Specialty P&C segment includes our MPL insurance operations, which represent the largest product line in our consolidated gross premiums written (71% in 2025). The healthcare market in the U.S. is continuing to consolidate, which brings competitive challenges and opportunities. This consolidation initially took the form of hospitals acquiring physician practices and later the growth of physician groups owned by outside investors. As these trends continue, most physicians no longer practice medicine as owners of an independent practice. Large single and multi-specialty practices often operate in many states. Healthcare delivery settings are changing with the growth of retail delivery by advanced practice healthcare professionals as well as physicians practicing in distributed clinics, pharmacies, large consumer stores and online. The shifts within the healthcare settings continue to impact the overall market for medical professional liability products due to their differing risk profiles. We are focused on serving those segments of the market where we believe we can achieve our profitability objectives over time. In addition, we face consolidation within the distribution system, requiring us to adapt to fewer, larger intermediaries.
Over the past several years, we have also responded to rising severity in the medical professional liability market, driven by social inflation and eroding tort reforms that have been adversely affecting the loss environment. We believe we have stayed ahead of many in the space in achieving rate levels in MPL that outpace severity trends, achieving a cumulative premium change of more than 80% since 2018 in the medical professional liability market. We also continue to forgo renewal and new business opportunities in this loss environment that we believe do not meet our expectation of rate adequacy. As a result, retention of existing insureds remains under pressure as competitors in selected markets continue to be willing to write business at rate levels we believe are insufficient in this loss environment.
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
Our Specialty P&C segment also includes medical technology liability insurance, which contributed 4% to consolidated gross premiums written in 2025. It is less affected by the trends impacting the healthcare sector and has the potential to increase its market share over time, although we may see slower growth if investments in healthcare-related research declines due to federal policy changes.
Our second largest product line is workers' compensation insurance which represents 23% of our consolidated gross premiums written in 2025, including alternative market premiums, which are eliminated in consolidation. The workers’ compensation market is highly competitive and multi-line insurers continue to leverage workers’ compensation in their product offerings, which has resulted in a reduction of new business writings. Our workers' compensation product offerings are designed to provide flexibility in offering solutions to our customers at a competitive price; however, the rates we charge our policyholders remain pressured by the continuation of loss cost decreases in the states within our operating territories, and most states in which we operate have approved additional loss cost decreases for 2026. We have observed higher than expected loss trends in our average cost per claim, which we primarily attributed to increased medical costs driven by wage inflation and medical advancements. In response, we have implemented various medical cost management initiatives in 2025 to address medical cost severity. These initiatives are intended to enhance medical outcomes for injured workers, improve our case reserve estimation capabilities and lighten the administrative burdens of our claims professionals. The initiatives include the utilization of a medical document intelligence platform that assists with directing care to best-performing providers to help identify high severity claims early in the in claims' life cycle. Since implementing these initiatives, we have observed improvements in the average medical cost per claim, the benefit of which was more than offset by higher severity trends (see discussion that follows in Critical Accounting Estimates under the heading "Reserve for Losses and Loss Adjustment Expenses").
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
In evaluating our performance, we consider a number of performance measures, including the following:
•The operating ratio which is calculated as net losses and loss adjustment expenses incurred plus underwriting, policy acquisition and operating expenses incurred less net investment income divided by net premiums earned (the combined ratio less the investment income ratio). This ratio provides the combined effect of underwriting profitability and investment income.
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
•ROE which is calculated as net income (loss) divided by the average of beginning and ending total shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used.
•Non-GAAP operating ROE which is calculated as Non-GAAP operating income (loss) divided by the average of beginning and ending total shareholders’ equity. Non-GAAP operating ROE measures the overall after-tax profitability of our ongoing core insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. See a reconciliation to its GAAP counterpart in the Executive Summary of Operations section under the heading “Non-GAAP Financial Measures” that follows.
•Book value per share which is calculated as total GAAP shareholders’ equity divided by the total number of common shares outstanding at the balance sheet date. This ratio measures the net worth of the Company to shareholders on a per-share basis. Growth in book value per share is an indicator of overall profitability.
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
In particular, we focus on our combined ratio and investment returns, both of which directly affect our ROE, operating ratio and growth in our book value per share.
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
As of December 31, 2025, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently complex and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner or jurisdiction in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Our reserving process can be broadly grouped into three areas: the establishment of the reserve for the current accident year (the initial reserve), the re-estimation of the reserve for prior accident years (development of prior accident years) and the establishment of the initial reserve for risks assumed in business combinations, applicable only in periods in which acquisitions occur (the acquired reserve). A summary of the activity in our net reserve for losses during 2025 and 2024 is provided under the heading "Losses" in the Liquidity and Capital Resources and Financial Condition section that follows.
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

Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials including the impacts of social inflation, the legislative and judicial climate where any potential litigation may occur, general economic and social trends and the trend of healthcare costs. Within our Specialty P&C segment, for our Medical Professional Liability business (86% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2025), we set an initial reserve using a loss ratio approach based upon our evaluation of the current loss environment including frequency, severity, monetary inflation, social inflation and legal trends. See further discussion in our Segment Results - Specialty Property & Casualty section that follows under the heading "Losses and Loss Adjustment Expenses."
The risks insured in our Medical Technology Liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2025) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. The insured risks range from startup operations to large multinational entities, and the larger entities often have significant deductibles or self-insured retentions. Reserves are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our MPL line of business. For the Medical Technology Liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Insurance Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (6% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2025) including but not limited to the type and severity of the injury, the age, health and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the state of the injury occurrence.
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
Segregated Portfolio Cell Reinsurance Segment. The factors that affect the ultimate losses incurred for the workers' compensation and medical professional liability coverages assumed by the SPCs at Inova Re and Eastern Re (2% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2025) are consistent with that of our Workers’ Compensation Insurance and Specialty P&C segments, respectively.
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
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process, it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our MPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios in regards to our pricing models for this business component. Our current MPL pricing models assume severity trends in the range of 3% to 5% depending on state, territory and specialty. In some portions of our MPL business, we have observed and reflected higher severity trends in our estimates of losses and loss adjustment expenses.
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
Workers' Compensation. In our workers’ compensation business, severity is not an explicit component of our pricing process, as loss costs are established by the states in which we operate. We do, however, have the ability in certain states to apply for increases in our loss cost multipliers to adjust for company specific loss experience that is higher than state loss cost changes. In our reserving process, we consider the loss severity trends in evaluating both our current and expected loss development. Historically, we have been able to minimize the impact of higher severity trends as a result of our early intervention and case management strategies in our claims process, which results in claims being resolved more quickly than the industry norm. In the second half of 2023 and throughout 2024, we observed higher than expected loss trends in our average cost per claim, which we primarily attributed to increased medical costs driven by wage inflation and medical advancements. We implemented various medical cost management initiatives during 2025 to address the medical cost severity and we have observed improvements in the average medical cost per claim. However, an increase in severity-related claim activity on large losses more than offset medical cost savings related to these initiatives. In response to this trend, we increased our full year current accident year net loss ratio from 75% at September 30, 2025 to 77% at December 31, 2025.
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
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our consolidated net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.994 billion	$2.684 billion	$3.489 billion
60% Confidence Level	$2.179 billion	$2.684 billion	$3.137 billion
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
Our professional liability business is primarily comprised of our MPL line of business and, to a lesser extent, our legal professional liability business which is currently in run-off. As a result of the higher severity environment in our MPL line of business, we saw our closed-with-indemnity-payment ratio (i.e., the number of suits closed with an indemnity or loss payment as compared to the total number of closed suits) for our claims increase from 28% in 2015 to 35% in 2025.
The following table presents additional information about the loss development for our professional liability business, excluding loss development for MPL coverages assumed by the SPCs at Inova Re and Eastern Re. Furthermore, loss development for our professional liability business for the years ended December 31, 2025, 2024 and 2023 excludes the amortization of purchase accounting fair value adjustments.

($ in thousands)		2025		2024		2023
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2025	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2025	$596,065	N/A	24.1%	N/A	N/A	N/A	N/A
2024	$584,618	$741	51.9%	N/A	24.5%	N/A	N/A
2023	$655,621	$12,252	70.1%	$6,146	52.7%	N/A	24.7%
2022	$598,959	$(14,797)	81.9%	$(1,362)	70.8%	$(10,151)	55.0%
2021	$659,679	$(18,128)	87.8%	$(10,207)	82.1%	$(11,690)	71.6%
2020	$841,423	$(26,805)	93.0%	$(14,686)	89.3%	$44,061	82.5%
2019	$855,393	$(20,215)	96.0%	$(3,536)	93.7%	$5,220	90.4%
2018	$851,417	$(1,261)	97.3%	$2,782	96.3%	$413	93.6%
2017	$717,217	$(1,156)	98.7%	$2,273	96.5%	$(8,265)	95.4%
2016	$728,729	$(7,277)	98.2%	$(2,555)	91.7%	$(2,922)	92.3%
Prior to 2016	$13,823,916	$1,746		$(12,781)		$(7,057)
•We recognized net favorable reserve development of $74.9 million during the year ended December 31, 2025 primarily due to lower than expected loss emergence principally related to accident years 2019 through 2022.
•Not included in the table above, is $3.4 million, $5.3 million and $8.3 million of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses in 2025, 2024 and 2023, respectively.
•Not included in the above table is $0.7 million of favorable development recognized in 2025 and $0.3 million and $1.3 million of unfavorable development recognized in 2024 and 2023, respectively, in our Segregated Portfolio Cell Reinsurance segment related to MPL coverages assumed by the SPCs at Inova Re and Eastern Re, as previously discussed.

Medical Technology Liability
The nature of the risks insured and volatility of the loss experience in the Medical Technology Liability line of business has produced more variable loss development, as presented in the following table:

($ in thousands)		2025		2024		2023
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2025	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2025	$18,630	N/A	41.1%	N/A	N/A	N/A	N/A
2024	$19,011	$424	77.4%	N/A	49.8%	N/A	N/A
2023	$12,517	$(4,738)	72.8%	$(1,609)	55.3%	N/A	28.0%
2022	$11,670	$(2,424)	89.6%	$(2,141)	80.2%	$(1,448)	59.6%
2021	$11,316	$(2,018)	82.2%	$836	77.2%	$(1,647)	73.0%
2020	$9,697	$(332)	86.7%	$(1,098)	84.0%	$(1,442)	80.1%
2019	$13,501	$973	63.3%	$(953)	62.2%	$1,235	61.3%
2018	$8,081	$(1,158)	90.4%	$186	89.5%	$499	89.5%
2017	$6,668	$(178)	99.0%	$(65)	99.0%	$(1,056)	99.0%
2016	$8,436	$(366)	100.0%	$173	99.5%	$(517)	99.5%
Prior to 2016	$614,610	$(184)		$171		$377
•Approximately $9.2 million of the $10.0 million total net favorable development recognized in 2025 related to the 2021 through 2023 accident years. The development for the 2021 through 2023 accident years represents a 20.5% reduction to the ultimates established for those reserves at December 31, 2024.
•In 2025, 2024 and 2023, the development was largely attributable to favorable results from claims closed during the year. As time has elapsed we have recognized that actual loss experience has on average been better than estimated. We have been cautious in recognizing the improvement, but as claims have matured and claims are closed or have become more certain for the remaining open claims, we have revised reserve estimates. We believe the need for a cautious approach is required as outcomes are uncertain and results can be significantly affected by outcomes for a small number of cases.

Workers' Compensation
Claims in our workers’ compensation line of business have historically closed at a faster rate than in our MPL or Medical Technology Liability lines of business. This faster disposition rate, along with a lower net retention after the application of reinsurance, has resulted in less volatility in loss estimates on a net basis. However, a change in the number of individually-severe claims can create volatility in a given accident year. The following table presents additional information about the loss development for our workers' compensation line of business, excluding changes in the AAD liability in our Workers' Compensation Insurance segment as it is not attributable to a specific accident year:

($ in thousands)		2025		2024		2023
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2025	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2025	$143,144	N/A	39.0%	N/A	N/A	N/A	N/A
2024	$146,391	$(4,565)	80.4%	N/A	43.0%	N/A	N/A
2023	$146,725	$(1,268)	91.8%	$(1,576)	79.5%	N/A	40.3%
2022	$151,787	$(16)	95.4%	$(116)	91.3%	$9,016	81.3%
2021	$144,693	$(1,176)	97.4%	$(1,255)	95.7%	$1,217	92.8%
2020	$135,328	$172	98.8%	$(255)	98.2%	$(2,318)	96.7%
2019	$146,155	$(566)	98.8%	$(1,183)	98.3%	$(2,119)	97.9%
2018	$155,672	$(395)	99.0%	$(1,266)	98.5%	$(1,819)	98.1%
2017	$125,034	$(1)	99.2%	$(479)	98.8%	$(711)	98.7%
2016	$107,215	$(23)	99.2%	$(13)	99.1%	$(231)	99.0%
Prior to 2016	$1,006,108	$(1,098)		$2,557		$979
•In 2025, we recognized $1.8 million of net favorable development in our Workers' Compensation Insurance segment and we recognized $7.1 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment related to workers' compensation business.
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
We make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of exposures and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. As of December 31, 2025, there is no reinsurer, on an individual basis, for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are more than $48 million, in the aggregate. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then current financial strength, rating, stability and claims payment practices.
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2025, all ceded contracts were accounted for as risk transferring contracts.
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
Our reinsurance receivables are exposed to credit losses but to date have not experienced any significant amount of credit losses. To partially mitigate our exposure to credit losses, reinsurance receivables totaling approximately $117.6 million were collateralized by letters of credit or funds withheld as of December 31, 2025. We measure expected credit losses on our reinsurance receivables on a collective basis when similar risk characteristics exist or on an individual basis if we determine a receivable does not share similar risk characteristics. We measure expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) at the consolidated level as our reinsurance receivables share similar risk characteristics including type of financial asset, type of industry and similar historical and expected credit loss patterns. We measure expected credit losses over the average contractual term of our reinsurance receivables utilizing a loss rate method. Historical internal credit loss experience is the basis for our assessment of expected credit losses; however, we may also consider historical credit loss information from external sources. We also consider reasonable and supportable forecasts of future economic conditions in our estimate of expected credit losses. Expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2025 and 2024. No reinsurance balances were written off for credit reasons during the years ended December 31, 2025 or 2024. Should our expected credit loss analysis or other facts or circumstances lead us to believe that any reinsurer may not meet its obligations to us, adjustments to the allowance for expected credit losses or to reinsurance receivables would be reflected in current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity. For further information on our allowance for expected credit losses related to our receivables from reinsurers see Note 1 of the Notes to Consolidated Financial Statements.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At December 31, 2025, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

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
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships, fixed assets, goodwill and other intangible assets. These assets would also include any equity method investments that do not provide a NAV. We did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at December 31, 2025 or December 31, 2024.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2025, these investments represented approximately 3% of total investments and are detailed in the following table. Additional information about these investments is provided in Note 2 and Note 3 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$7.2	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	0.1	Equity
Equity method investments, primarily LPs/LLCs	31.0	Equity
	31.1
BOLI	82.8	Cash surrender value
Total investments - Other valuation methodologies	$121.1

Impairments
We evaluate our available-for-sale investment securities, which at December 31, 2025 and December 31, 2024 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent an impairment loss. We consider a credit-related impairment loss to have occurred:
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
A large portion of our deferred tax asset at December 31, 2025 is related to net unrealized investment losses on our fixed maturities due to the significant effect of fluctuations in interest rates that began in 2022. Future changes in interest rates could cause significant fluctuations in the deferred tax asset. Any loss realized prior to recovery would require sufficient income of the appropriate character (i.e., capital gains), and in the appropriate time frame, to realize the tax benefit. We believe that we have the intent and ability to hold these securities until their recovery. Our projected positive operating income, including the investment income generated from holding our debt securities until maturity, support our ability to implement this tax planning strategy.
A valuation allowance was established in a prior year against the deferred tax asset related to the NOL carryforwards for our U.K. operations and against a portion of the deferred tax asset related to our U.S. state NOL carryforwards. Management concluded that it was more likely than not that these deferred tax assets will not be realized. We also established a valuation allowance in a prior year against the deferred tax assets of certain SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the cumulative losses incurred in recent years by these SPCs, management concluded that a valuation allowance was required. As of December 31, 2025, management concluded that the previously recorded valuation allowances were still required against the deferred tax assets related to the NOL carryforwards for our U.K. operations, against the deferred tax assets related to some of our U.S. state NOL carryforwards and the deferred tax assets of certain SPCs at Inova Re. Management’s assessment of the need for these valuation allowances at December 31, 2025 included an analysis of all available sources of income. See further discussion on ProAssurance’s deferred tax assets in Note 5 of the Notes to Consolidated Financial Statements.
U.S. Tax Legislation
One Big Beautiful Bill Act
The OBBBA was signed into law on July 4, 2025 and included extensions and modifications to various domestic and international tax provisions that were originally enacted under the TCJA. Under current accounting guidance, the effects of changes in tax law are accounted for in the period of enactment or the date the President signs the bill. These changes do not have a material impact on our effective tax rate or on our current or deferred taxes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At December 31, 2025, we held cash and liquid investments of approximately $166 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of February 18, 2026, we also have an additional $125 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed, as discussed in this section under the heading "Debt."
During 2025, our operating subsidiaries paid dividends to us of $113 million. Our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $164 million over the course of 2026 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Year Ended December 31
(In thousands)	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(25,620)	$(10,715)	$(14,905)
Investing activities	19,436	10,672	8,764
Financing activities	(12,203)	(10,974)	(1,229)
Increase (decrease) in cash and cash equivalents	$(18,387)	$(11,017)	$(7,370)
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
Operating cash flows decreased in 2025 as compared to 2024. The change in operating cash flows was primarily due to:
•A decrease in net premium receipts of $31.8 million primarily driven by a lower volume of written premium due to the proactive actions we have taken in certain lines of business to improve profitability, partially offset by a decrease in premiums paid for reinsurance.
•An increase in cash paid for operating expenses of $25.1 million driven by higher incentive based compensation and transaction-related costs associated with the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to the Consolidated Financial Statements).
The decrease in operating cash flows was partially offset by:
•A decrease in paid net losses of $33.8 million driven by our Specialty P&C segment which reflected a lower number of claims resolved with large indemnity payments as compared to the prior year period.
•An increase in cash received from investment income of $7.2 million driven by higher average book yields as we take advantage of the current interest rate environment as our portfolio matures and an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs.
The remaining variance in operating cash flows in 2025 as compared to 2024 was composed of individually insignificant components.
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

Analysis of Reserve Development

	December 31
(In thousands)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Reserve for losses, undiscounted and net of reinsurance recoverables	$1,730,308	$1,681,423	$1,659,971	$1,709,129	$1,878,140	$1,945,099	$3,059,328	$2,973,196	$2,888,655	$2,775,805	$2,663,810
Cumulative net paid, as of:
One Year Later	370,973	354,526	387,389	428,940	466,904	454,902	756,601	773,912	727,893	682,439
Two Years Later	616,016	621,783	668,340	734,638	790,989	813,768	1,371,326	1,342,670	1,260,421
Three Years Later	799,689	800,331	857,177	952,309	1,046,573	1,101,050	1,790,959	1,735,870
Four Years Later	898,844	930,769	990,023	1,133,462	1,249,196	1,288,873	2,084,368
Five Years Later	974,104	1,004,951	1,085,267	1,265,971	1,373,263	1,423,442
Six Years Later	1,018,148	1,061,488	1,162,371	1,337,095	1,453,834
Seven Years Later	1,051,495	1,110,311	1,198,522	1,382,424
Eight Years Later	1,078,647	1,130,936	1,217,283
Nine Years Later	1,092,023	1,143,482
Ten Years Later	1,101,055
Re-estimated net liability as of:
End of Year	1,730,308	1,681,423	1,659,971	1,709,129	1,878,140	1,945,099	3,059,328	2,973,196	2,888,655	2,775,805
One Year Later	1,587,029	1,547,876	1,565,867	1,696,893	1,827,153	1,902,813	3,015,241	2,975,793	2,841,623	2,677,020
Two Years Later	1,460,660	1,444,619	1,487,905	1,656,615	1,805,433	1,885,456	3,025,786	2,928,757	2,751,105
Three Years Later	1,356,075	1,337,571	1,446,571	1,647,283	1,792,202	1,890,578	2,982,007	2,831,964
Four Years Later	1,257,650	1,306,274	1,432,477	1,632,836	1,768,451	1,872,584	2,902,295
Five Years Later	1,231,713	1,299,032	1,415,077	1,605,374	1,746,868	1,845,609
Six Years Later	1,230,562	1,287,731	1,394,624	1,593,134	1,740,595
Seven Years Later	1,217,713	1,277,884	1,384,216	1,588,479
Eight Years Later	1,216,727	1,274,519	1,381,199
Nine Years Later	1,212,329	1,273,957
Ten Years Later	1,215,835

Net cumulative redundancy (deficiency)	$514,473	$407,466	$278,772	$120,650	$137,545	$99,490	$157,033	$141,232	$137,550	$98,785
Original gross liability - end of year	$1,990,266	$1,961,436	$1,971,303	$2,037,274	$2,243,133	$2,295,279	$3,469,417	$3,373,260	$3,303,558	$3,155,771
Reinsurance recoverables	(259,958)	(280,013)	(311,332)	(328,145)	(364,993)	(350,180)	(410,089)	(400,064)	(414,903)	(379,966)
Original net liability - end of year	$1,730,308	$1,681,423	$1,659,971	$1,709,129	$1,878,140	$1,945,099	$3,059,328	$2,973,196	$2,888,655	$2,775,805
Gross re-estimated liability - latest	$1,445,425	$1,520,111	$1,633,653	$1,878,560	$2,073,248	$2,179,288	$3,319,842	$3,238,788	$3,120,738	$3,026,107
Re-estimated reinsurance recoverables	(229,590)	(246,154)	(252,454)	(290,081)	(332,653)	(333,679)	(417,547)	(406,824)	(369,633)	(349,087)
Net re-estimated liability - latest	$1,215,835	$1,273,957	$1,381,199	$1,588,479	$1,740,595	$1,845,609	$2,902,295	$2,831,964	$2,751,105	$2,677,020
Gross cumulative redundancy (deficiency)	$544,841	$441,325	$337,650	$158,714	$169,885	$115,991	$149,575	$134,472	$182,820	$129,664
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
•Beginning in the second half of 2023 and throughout 2024, we observed higher than expected loss trends in our average cost per claim in our Workers' Compensation Insurance segment, which we primarily attributed to increased medical costs driven by wage inflation and medical advancements. We implemented various medical cost management initiatives during 2025 to address the medical cost severity and we have observed improvements in the average medical cost per claim. However, an increase in severity-related claim activity on large losses more than offset medical cost savings related to these initiatives. In response to this trend, we increased our full year current accident year net loss ratio in our Workers' Compensation Insurance segment from 75% at September 30, 2025 to 77% at December 31, 2025.

Activity in our net reserve for losses during 2025, 2024 and 2023 is summarized below:

	Year Ended December 31
(In thousands)	2025	2024	2023
Balance, beginning of year	$3,257,696	$3,401,281	$3,471,147
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	409,069	445,573	431,889
Net balance, beginning of year	2,848,627	2,955,708	3,039,258
Net losses:
Current year(1)	755,732	779,650	794,848
(Favorable) unfavorable development of reserves established in prior years, net(1)	(90,314)	(40,215)	5,646
Total	665,418	739,435	800,494
Paid related to:
Current year	(102,589)	(106,443)	(105,133)
Prior years	(743,592)	(733,248)	(782,048)
Total paid	(846,181)	(839,691)	(887,181)
Foreign currency exchange rate (gains) losses(2)	15,920	(6,825)	3,137
Net balance, end of year	2,683,784	2,848,627	2,955,708
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	334,612	409,069	445,573
Balance, end of year	$3,018,396	$3,257,696	$3,401,281
(1) Net prior accident year reserve development recognized for the years ended December 31, 2025, 2024 and 2023 included certain purchase accounting adjustments associated with our acquisition of NORCAL. See Note 6 of the Notes to Consolidated Financial Statements for additional information.
(2) Foreign currency exchange rate (gains) losses are related to foreign currency denominated loss reserves associated with international insurance exposures in our Specialty P&C segment, primarily related to a strategic partnership with an international medical professional liability insured. Foreign currency exchange rate (gains) losses on foreign currency denominated loss reserves are reflected through net income (loss) as a component of other income (expense) in the Consolidated Statements of Income and Comprehensive Income and reported in our Corporate segment.
At December 31, 2025 our gross reserve for losses included case reserves of approximately $1.9 billion and IBNR reserves of approximately $1.1 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $125 million, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.
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
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $14.5 million as of December 31, 2025. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035.
Investing Activities and Related Cash Flows
Our investments at December 31, 2025 and December 31, 2024 are comprised as follows:

	December 31, 2025		December 31, 2024
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$219,402	5%	$243,903	5%
U.S. Government-sponsored enterprise obligations	9,852	1%	14,894	1%
State and municipal bonds	430,063	10%	446,601	10%
Corporate debt	1,761,514	40%	1,727,775	40%
Residential mortgage-backed securities	591,841	12%	478,799	11%
Commercial mortgage-backed securities	213,481	5%	208,513	5%
Other asset-backed securities	459,634	10%	461,722	10%
Total fixed maturities, available-for-sale	3,685,787	83%	3,582,207	82%
Fixed maturities, trading	14,316	1%	53,157	1%
Total fixed maturities	3,700,103	84%	3,635,364	83%

Equity investments(1)	106,988	2%	130,158	3%
Short-term investments	285,629	6%	254,922	5%
BOLI	82,787	1%	80,179	2%
Investment in unconsolidated subsidiaries	245,472	6%	259,538	6%
Other investments	8,400	1%	7,266	1%
Total investments	$4,429,379	100%	$4,367,427	100%
(1)Includes $81.1 million and $101.2 million of investment grade bond funds as of December 31, 2025 and 2024, respectively, which are not subject to significant equity price risk.

At December 31, 2025, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	December 31, 2025		December 31, 2024
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$528,439	15%	$571,139	16%
AA+	773,522	21%	710,841	20%
AA	196,993	5%	208,986	6%
AA-	164,155	4%	174,349	5%
A+	230,910	6%	248,353	7%
A	414,323	11%	413,259	11%
A-	421,987	11%	381,746	11%
BBB+	223,928	6%	197,142	5%
BBB	317,972	9%	297,266	8%
BBB-	159,128	4%	138,693	4%
Below investment grade	253,604	7%	239,577	6%
Not rated	826	1%	856	1%
Total	$3,685,787	100%	$3,582,207	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2026, S&P Global Market Intelligence
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $80 million and $170 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. Our reinvestment rate of cash flows compared to recent years is more intermittent due to anticipated higher severity and paid loss trends in our MPL line of business and our Workers' Compensation Insurance segment. From time to time our cash balances will fluctuate depending on the actual timing of paid losses. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of February 18, 2026, $175 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 9 of the Notes to Consolidated Financial Statements.
At December 31, 2025, our FAL was comprised of cash and cash equivalents and investment securities deposited with Lloyd's which had a fair value of $15.1 million. During 2025, we had a net increase in our FAL of $3.1 million primarily to support accumulated losses from prior years of account, stemming from aviation and catastrophe related losses. Additional information regarding our FAL is detailed in Note 3 of the Notes to Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2025 was 3.37 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.13 years.

The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		December 31, 2025
($ in thousands, except expected funding period)	December 31, 2025	December 31, 2024	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships(1)	$53	$247	$26	1
All other investments, primarily investment fund LPs/LLCs	245,419	259,291	203,608	4
Total	$245,472	$259,538	$203,634
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At December 31, 2025, we had investments in 33 separate investment funds with a total carrying value of $245.4 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. As of December 31, 2025, our total funding commitments legally outstanding related to our investments in LPs/LLCs were approximately $203.6 million; however, we anticipate capital of approximately $120 million to be drawn based on our current estimates.
Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2025, 2024 and 2023 was as follows:

(Share amounts in thousands)	2025	2024	2023
Treasury shares at the beginning of the period	12,607	12,607	9,464
Shares reacquired, at cost of $50.5 million for 2023	—	—	3,143
Treasury shares at the end of the period	12,607	12,607	12,607
We did not repurchase any common shares subsequent to December 31, 2025, and as of February 18, 2026, our remaining Board authorization was approximately $55.9 million.
Debt
Our outstanding debt consisted of the following:

($ in thousands)	December 31, 2025	December 31, 2024
Contribution Certificates	$182,500	$181,163
Revolving Credit Agreement	125,000	125,000
Term Loan	114,063	120,313
Total principal	421,563	426,476
Less unamortized debt issuance costs	1,146	1,603
Debt less unamortized debt issuance costs	$420,417	$424,873
Additional information regarding our debt is provided in Note 9 of the Notes to Consolidated Financial Statements.
To manage our exposure to interest rate risk due to variability in the base rate on borrowings under the Revolving Credit Agreement and Term Loan, we entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps"). Additional information regarding our Interest Rate Swaps is provided in Note 10 of the Notes to Consolidated Financial Statements.
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

Results of Operations - Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2025	2024	Change
Revenues:
Net premiums written	$916,913	$953,675	$(36,762)
Net premiums earned	$934,236	$968,250	$(34,014)
Net investment result	172,774	166,741	6,033
Net investment gains (losses)	(5,486)	1,903	(7,389)
Other income (expense)	(3,496)	13,510	(17,006)
Total revenues	1,098,028	1,150,404	(52,376)

Expenses:
Net losses and loss adjustment expenses	665,418	739,435	(74,017)
Underwriting, policy acquisition and operating expenses	330,417	319,339	11,078
SPC U.S. federal income tax expense (benefit)	2,413	1,766	647
SPC dividend expense (income)	6,873	4,444	2,429
Interest expense	20,838	22,342	(1,504)
Total expenses	1,025,959	1,087,326	(61,367)
Income (loss) before income taxes	72,069	63,078	8,991
Income tax expense (benefit)	21,154	10,334	10,820
Net income (loss)	$50,915	$52,744	$(1,829)
Non-GAAP operating income (loss)	$83,863	$50,171	$33,692
Earnings (loss) per share:
Basic	$0.99	$1.03	$(0.04)
Diluted	$0.99	$1.03	$(0.04)
Non-GAAP operating income (loss) per share:
Basic	$1.63	$0.98	$0.65
Diluted	$1.62	$0.98	$0.64
Net loss ratio	71.2%	76.4%	(5.2 pts)
Underwriting expense ratio	35.4%	33.0%	2.4 pts
Combined ratio	106.6%	109.4%	(2.8 pts)
Non-GAAP combined ratio(1)	104.2%	109.0%	(4.8 pts)
Operating ratio	89.8%	94.5%	(4.7 pts)
Non-GAAP operating ratio(1)	87.4%	93.7%	(6.3 pts)
Effective tax rate	29.4%	16.4%	13.0 pts
Return on equity(2)	4.0%	4.6%	(0.6 pts)
Non-GAAP operating return on equity(2)	6.6%	4.4%	2.2 pts
(1) Refer to the Executive Summary of Operations section under the heading "Non-GAAP Adjusted Key Ratios" for a reconciliation of our key ratios to Non-GAAP adjusted key ratios.
(2) See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. See the Segment Results sections that follow for additional information regarding each segment's results. For a full discussion of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2024 as compared to the year ended December 31, 2023, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of ProAssurance's December 31, 2024 report on Form 10-K.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Net premiums earned
Specialty P&C	$724,198	$747,942	$(23,744)	(3.2%)
Workers' Compensation Insurance	164,351	167,610	(3,259)	(1.9%)
Segregated Portfolio Cell Reinsurance	45,687	52,698	(7,011)	(13.3%)
Consolidated total	$934,236	$968,250	$(34,014)	(3.5%)
For the year ended December 31, 2025, consolidated net premiums earned decreased $34.0 million as compared to 2024.
•For our Specialty P&C segment, net premiums earned decreased during 2025 driven by the pro rata effect of a decrease in the volume of premium written during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability, and our ceased participation in Syndicate 1729 for the 2024 underwriting year.
•For our Workers' Compensation Insurance segment, net premiums earned decreased in 2025 driven by changes in our carried EBUB estimate and lower audit premium. The decrease for 2025 was partially offset by the impact of a $1.6 million reduction in reinstatement premium during 2025 as compared to an increase of $0.7 million in 2024.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased during 2025 primarily due to the non-renewal of five SPCs during 2025 and the non-renewal of three SPCs during 2024.
The following table shows our consolidated net investment result:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Net investment income	$156,498	$144,538	$11,960	8.3%
Equity in earnings (loss) of unconsolidated subsidiaries	16,276	22,203	(5,927)	(26.7%)
Net investment result	$172,774	$166,741	$6,033	3.6%
The increase in our consolidated net investment income for the year ended December 31, 2025 as compared to 2024 reflected higher average book yields as we continue to take advantage of the current interest rate environment. Our equity in earnings of unconsolidated subsidiaries decreased in 2025 as compared to 2024 driven by the performance of two LPs/LLCs. These results are typically reported on a one-quarter lag and the decrease reflected lower market valuations during the second and third quarters of 2025.

The following table shows our total consolidated net investment gains (losses):

	Year Ended December 31
($ in thousands)	2025	2024	Change
Net impairment losses recognized in earnings	$(1,498)	$(3,196)	$1,698	(53.1%)
Contingent Consideration remeasurement gain(1)	—	6,500	(6,500)	(100.0%)
Other net investment gains (losses)	(3,988)	(1,401)	(2,587)	(184.7%)
Net investment gains (losses)	$(5,486)	$1,903	$(7,389)	(388.3%)
(1) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. We do not consider this adjustment in assessing the financial performance of any of our segments and therefore, we have excluded it from the Segment Results sections that follow. See Note 15 of the Notes to Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

For the years ended December 31, 2025 and 2024, we recognized credit-related impairment losses in earnings of $1.5 million and $3.2 million, respectively, primarily related to corporate bonds. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Consolidated Financial Statements.
We recognized $4.0 million and $1.4 million of other net investment losses for the years ended December 31, 2025 and 2024, respectively, driven by net realized losses from the sale of certain available-for-sale fixed maturities and, for the year ended December 31, 2024, unrealized holding losses resulting from changes in the fair value of our equity investments.
Consolidated other income (expense) for the year ended December 31, 2025 as compared to 2024 was comprised as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Foreign currency exchange rate gains (losses)	$(10,882)	$6,731	$(17,613)	(261.7%)
Other	7,386	6,779	607	9.0%
Other income (expense)	$(3,496)	$13,510	$(17,006)	(125.9%)
Excluding foreign currency exchange movements, other income increased for the year ended December 31, 2025 as compared to 2024 driven by gain of $2.2 million associated with the sale of our Franklin, TN property to an unrelated third party and proceeds of $1.0 million associated with the sale of the renewal rights related to our legal professional liability book of business to an unrelated third party in our Specialty P&C segment. Partially offsetting the increase in other income for 2025 was the impact of a $1.7 million adjustment to write-off certain previously capitalized real estate improvements associated with our Birmingham, AL property.
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
During the first quarter of 2025 we changed our hedging strategy around foreign currency exchange exposures. Instead of investing in foreign currency denominated investments, we began utilizing foreign currency forward contracts. As these forward contracts are designated as economic hedges (non-hedging instruments), the change in fair value of these contracts is reflected through net income (loss) as a component of other income (expense) which is intended to hedge against foreign currency exchange rate gains (losses) related to foreign currency denominated balances also recognized within other income (expense) in the same period. Due to our change in hedging strategy, we sold a majority of our foreign currency denominated available-for-sale fixed maturities during the first quarter of 2025. Due to the sale of those investments, accumulated foreign currency exchange rate losses of $6.5 million were reclassified from AOCI to earnings and are included in other income (expense) in 2025. While the volatility in foreign currency exchange rates had an outsized impact on our results of operations in 2025, the overall impact on our financial position was nominal due to our hedging strategies.

Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Year Ended December 31
($ in millions)	2025	2024	Change
Current accident year net loss ratio
Consolidated ratio	80.9%	80.5%	0.4	pts
Specialty P&C	82.7%	82.3%	0.4	pts
Workers' Compensation Insurance	77.0%	77.0%	—	pts
Segregated Portfolio Cell Reinsurance	65.8%	66.8%	(1.0	pts)
Calendar year net loss ratio
Consolidated ratio	71.2%	76.4%	(5.2	pts)
Specialty P&C	71.7%	77.3%	(5.6	pts)
Workers' Compensation Insurance	75.3%	76.7%	(1.4	pts)
Segregated Portfolio Cell Reinsurance	48.7%	61.6%	(12.9	pts)
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$90.3	$40.2	$50.1
Specialty P&C	$79.8	$36.9	$42.9
Workers' Compensation Insurance	$2.7	$0.5	$2.2
Segregated Portfolio Cell Reinsurance	$7.8	$2.8	$5.0
Our consolidated current accident year net loss ratio increased 0.4 percentage points for the year ended December 31, 2025 as compared to 2024.
•Our Specialty P&C segment's current accident year net loss ratio increased 0.4 percentage points for the year ended December 31, 2025 as compared to 2024 driven by higher loss severity and frequency trends in select jurisdictions, which have resulted in an increase to certain expected loss ratios during the fourth quarter of 2025, as well as changes in the mix of business. The increase in the segment's current accident year net loss ratio also reflected higher ULAE costs primarily due to higher compensation, equipment and software costs, partially offset by a decrease in our reserves related to DDR coverage endorsements due to a decrease in business eligible for tail coverage.
•The 2025 current accident year net loss ratio for our Workers' Compensation Insurance segment remained unchanged as compared to 2024. However, during the fourth quarter of 2025, we increased our full year current accident year net loss ratio from 75% at September 30, 2025 to 77% at December 31, 2025 reflecting higher severity-related claim activity on large losses, which more than offset medical cost savings related to medical cost management initiatives that were implemented in the first quarter of 2025.
•The improvement in the Segregated Portfolio Cell Reinsurance segment's current accident year net loss ratio for the year ended December 31, 2025 reflected a reduction in average claim severity and reported claim frequency, partially offset by changes in estimated program year aggregate reinsurance recoveries.
Our consolidated calendar year net loss ratio can be lower than or higher than our consolidated current accident year net loss ratio due to the recognition of either favorable or unfavorable prior accident year reserve development, respectively.
Total net prior accident year reserve development for 2025 and 2024 was as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Net favorable (unfavorable) reserve development	$86,964	$34,890	$52,074	149.3%
NORCAL Acquisition - Purchase Accounting Amortization	3,350	5,325	(1,975)	(37.1%)
Total net favorable (unfavorable) reserve development	$90,314	$40,215	$50,099	124.6%
Excluding purchase accounting amortization, consolidated net favorable reserve development recognized in 2025 is largely attributable to lower than anticipated loss emergence in our MPL and Medical Technology Liability lines of business in our Specialty P&C segment and, to a lesser extent, the workers' compensation business in our Segregated Portfolio Cell Reinsurance segment, partially offset by net unfavorable reserve development associated with our discontinued Lloyd's

Syndicates operations. See the Segment Results sections that follow for additional information regarding each segment's current accident year net loss ratio and net prior accident year reserve development.
Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2025	2024	Change
Underwriting Expense Ratio
Consolidated(1)	35.4%	33.0%	2.4	pts
Specialty P&C	27.7%	27.3%	0.4	pts
Workers' Compensation Insurance	38.5%	37.0%	1.5	pts
Segregated Portfolio Cell Reinsurance	35.3%	34.3%	1.0	pts
Corporate(2)	3.8%	3.8%	—	pts
(1) Consolidated operating expenses for 2025 include $16.4 million of transaction-related costs associated with the proposed merger transaction with The Doctors Company. Consolidated operating expenses for 2024 include $0.3 million of actuarial consulting fees paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. These transaction-related costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 15 of the Notes to Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratio for the year ended December 31, 2025 as compared to 2024 was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2025 versus 2024
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	0.4 pts
Transaction-related costs	1.8 pts
Tail premium(2)	(0.4 pts)
All other, net	0.6 pts
Increase in the underwriting expense ratio	2.4 pts
(1) Excludes tail premium and the impact of ceded premium adjustments related to prior accident years. See further discussion on the ceded premium adjustments in the Segment Results - Specialty Property & Casualty section that follows under the heading "Ceded Premiums Ratio."

(2) Represents the impact of tail premium written in the period as these premiums are typically fully earned when written with minimal associated expenses.
Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratio increased by 0.6 percentage points in 2025 as compared to 2024 driven by higher incentive based compensation in our Specialty P&C segment, an increase in share-based compensation in our Corporate segment, an increase in health insurance costs as well as the pressure of lower earned premium, partially offset by lower professional fees.
As shown in the previous table, our consolidated underwriting expense ratio for 2025 reflected the impact of the change in net premiums earned, excluding tail premium and the impact of ceded premium adjustments related to prior accident years, in relation to the corresponding change in DPAC amortization, resulting in a 0.4 percentage point increase in the ratio as compared to 2024 driven by higher DPAC amortization in our Workers' Compensation Insurance segment largely due to an increase in state employer assessments.

Taxes
Our consolidated effective tax rates for the years ended December 31, 2025 and 2024 were as follows:

($ in thousands)	Year Ended December 31
	2025	2024	Change
Income (loss) before income taxes	$72,069	$63,078	$8,991	14.3%
Income tax expense (benefit)	21,154	10,334	10,820	104.7%
Net income (loss)	$50,915	$52,744	$(1,829)	(3.5%)
Effective tax rate	29.4%	16.4%	13.0 pts
We recognized an income tax expense of $21.2 million and $10.3 million for the years ended December 31, 2025 and 2024, respectively. See further discussion on our effective tax rate in the Segment Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our consolidated operating ratio for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31
	2025	2024	Change
Combined ratio	106.6%	109.4%	(2.8	pts)
Less: investment income ratio	16.8%	14.9%	1.9	pts
Operating ratio	89.8%	94.5%	(4.7	pts)
The primary drivers of the change in our consolidated operating ratio were as follows:

(In percentage points)	Increase (Decrease) 2025 versus 2024
Estimated ratio increase (decrease) attributable to:
Change in prior accident year reserve development	(5.6 pts)
Investment income	(1.9 pts)
Transaction-related costs	1.8 pts
All other, net	1.0 pts
Decrease in the operating ratio	(4.7 pts)
Excluding the impact of the items specifically identified in the table above, our operating ratio in 2025 increased by approximately 1.0 percentage point as compared to 2024 driven by higher incentive based compensation in our Specialty P&C segment, an increase in share-based compensation in our Corporate segment, an increase in consolidated health insurance costs as well as the impact of an increase in our Specialty P&C segment's current accident year net loss ratio. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Results sections that follow.
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

The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Year Ended December 31
(In thousands, except per share data)	2025	2024
Net income (loss)	$50,915	$52,744
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses(1)	5,486	(1,903)
Net investment gains (losses) attributable to SPCs in which no profit/loss is retained(2)	1,585	1,773
Transaction-related costs(3)	16,351	320
Foreign currency exchange rate (gains) losses(4)	10,882	(6,731)
Non-operating income(5)	(3,162)	—
Guaranty fund assessments (recoupments)	(491)	(873)
Non-core operations(6)	6,382	5,330
Pre-tax effect of exclusions	37,033	(2,084)
Tax effect, at 21%(7)	(4,085)	(489)
After-tax effect of exclusions	32,948	(2,573)
Non-GAAP operating income (loss)	$83,863	$50,171
Per diluted common share:
Net income (loss)	$0.99	$1.03
Effect of exclusions	0.63	(0.05)
Non-GAAP operating income (loss) per diluted common share	$1.62	$0.98
(1) Net investment gains (losses) recognized in earnings are primarily driven by changes in the value of investments that are marked to fair value each period, the nature and timing of which are unrelated to our normal operating results. In addition, net investment gains (losses) for the year ended December 31, 2024 include the $6.5 million decrease to the contingent consideration liability.
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
(3) Transaction-related costs in 2025 are attributable to professional fees incurred in relation to the proposed merger transaction with The Doctors Company. Additional information regarding the proposed merger transaction with The Doctors Company is provided in Note 1 of the Notes to the Consolidated Financial Statements. Transaction-related costs in 2024 are attributable to actuarial consulting fees paid during the second quarter of 2024 in relation to the final determination of contingent consideration associated with the NORCAL acquisition. We are excluding these costs as they do not reflect normal operating results and are unique and non-recurring in nature.
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
(5) Non-operating income reflects proceeds of $1.0 million associated with the sale of the renewal rights related to our legal professional liability book of business to an unrelated third party in the second quarter of 2025 as well as a gain of $2.2 million associated with the sale of our Franklin, TN property to an unrelated third party in the first quarter of 2025. See additional discussion on the legal professional liability transaction in Part I Item 1. Business under the heading "Specialty Property and Casualty Segment". We are excluding these items as they do not reflect normal operating results and are unique and non-recurring in nature.
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

(7) Our statutory tax rate (21%) was applied to these items in calculating net income (loss). Changes in the contingent consideration liability are non-taxable and therefore have no associated income tax impact. The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. There are no taxes associated with our Lloyd’s Syndicates operations in our consolidated tax provision due to the availability of net operating losses and the full valuation allowance recorded against the deferred tax assets. Accordingly, all adjustments related to our Lloyd's Syndicates operations in the table above are not tax effected. The portion of transaction-related costs that is tax deductible was tax effected at the statutory tax rate while the remaining non-deductible portion was not tax effected as there was no associated income tax benefit.
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
Our consolidated key ratios for the years ended December 31, 2025 and 2024 include the impact of net underwriting results related to non-core operations, guaranty fund assessments and transaction-related costs (see previous discussion on these items in the previous table). Non-core operations include an underwriting loss of $8.1 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively, associated with our Lloyd's Syndicates operations. Also included in non-core operations is the underwriting income of $0.3 million associated with our legal professional liability book of business in 2025 as compared to an underwriting loss of $2.0 million in 2024.
The following table is a reconciliation of our consolidated key ratios to Non-GAAP adjusted key ratios for the years ended December 31, 2025 and 2024:

	Year Ended December 31
Consolidated	2025				2024
	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	80.9%	0.4	pts	81.3%	80.5%	0.6	pts	81.1%
Effect of prior accident years’ reserve development	(9.7%)	(1.2	pts)	(10.9%)	(4.1%)	(1.2	pts)	(5.3%)
Net loss ratio	71.2%	(0.8	pts)	70.4%	76.4%	(0.6	pts)	75.8%
Underwriting expense ratio	35.4%	(1.6	pts)	33.8%	33.0%	0.2	pts	33.2%
Combined ratio	106.6%	(2.4	pts)	104.2%	109.4%	(0.4	pts)	109.0%
Less: Investment Income Ratio	16.8%	—	pts	16.8%	14.9%	0.4	pts	15.3%
Operating ratio	89.8%	(2.4	pts)	87.4%	94.5%	(0.8	pts)	93.7%

Our Specialty P&C segment key ratios for the years ended December 31, 2025 and 2024 include the impact of net underwriting results related to non-core operations, as previously discussed, and guaranty fund assessments.
The following table is a reconciliation of our Specialty P&C segment key ratios to Non-GAAP adjusted key ratios for the years ended December 31, 2025 and 2024:

	Year Ended December 31
Specialty P&C segment	2025				2024
	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	82.7%	0.6	pts	83.3%	82.3%	0.8	pts	83.1%
Effect of prior accident years’ reserve development	(11.0%)	(1.7	pts)	(12.7%)	(5.0%)	(1.5	pts)	(6.5%)
Net loss ratio	71.7%	(1.1	pts)	70.6%	77.3%	(0.7	pts)	76.6%
Underwriting expense ratio	27.7%	—	pts	27.7%	27.3%	—	pts	27.3%
Combined ratio	99.4%	(1.1	pts)	98.3%	104.6%	(0.7	pts)	103.9%
Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as Non-GAAP operating income (loss) divided by the average of beginning and ending total shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our ongoing core insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the years ended December 31, 2025 and 2024:

	Year Ended December 31
	2025	2024	Change
ROE	4.0%	4.6%	(0.6	pts)
Effect of items excluded in the calculation of Non-GAAP operating ROE	2.6%	(0.2%)	2.8	pts
Non-GAAP operating ROE	6.6%	4.4%	2.2	pts
Non-GAAP operating ROE in 2025 increased by 2.2 percentage points as compared to 2024 driven by a higher amount of prior accident year reserve development in our Specialty P&C and Segregated Portfolio Cell Reinsurance segments as well as an increase in our net investment income due to higher average book yields as we take advantage of the current interest rate environment. See previous discussions in this section under the heading "Executive Summary of Operations" and further discussion in our Segment Results sections that follow.
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

The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2025 and December 31, 2024:

Book Value Per Share
Book Value Per Share at December 31, 2024	$23.49
Less: AOCI Per Share(1)	(3.37)
Non-GAAP Adjusted Book Value Per Share at December 31, 2024	26.86
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the year ended December 31, 2025 attributable to:
Net income (loss)	0.99
Other(2)	(0.03)
Non-GAAP Adjusted Book Value Per Share at December 31, 2025	27.82
Add: AOCI Per Share(1)	(1.58)
Book Value Per Share at December 31, 2025	$26.24
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 11 of the Notes to Consolidated Financial Statements for additional information.

(2) Primarily the impact of an increase in common shares outstanding due to share-based compensation.
Book value increased $2.75 per share from December 31, 2024 to December 31, 2025 driven by the change in AOCI of $1.79 per share largely due to unrealized holding gains on our fixed income investment portfolio which flow directly to AOCI due to a decrease in interest rates since the end of 2024.
The increase of $0.96 per share in Non-GAAP adjusted book value per share from December 31, 2024 to December 31, 2025 reflected net income of $0.99 per share recognized during the year ended December 31, 2025, partially offset by the impact of share-based compensation and changes in common shares outstanding.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on Medical Professional Liability insurance and Medical Technology Liability insurance as discussed in Note 15 of the Notes to Consolidated Financial Statements. The Specialty P&C segment also includes the underwriting results from our Lloyd's Syndicates business and our legal professional liability book of business, both of which are currently in run-off. As previously discussed under the heading "ProAssurance Overview," we changed the composition of our operating and reportable segments during the first quarter of 2025. As a result, we now report the financial results of our subsidiary IAO, Inc. d/b/a ProAssurance Agency in the Specialty P&C segment which were previously reported in the Corporate segment. All prior period segment information has been recast to conform to the current period presentation and the change in presentation had no impact on previously reported consolidated financial results. See further information regarding this presentation change in Note 15 of the Notes to Consolidated Financial Statements.
Segment results reflected the pre-tax profit or loss from these operations including the amortization of certain purchase accounting adjustments. Segment results included the following:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Net premiums written	$705,768	$737,502	$(31,734)		(4.3%)
Net premiums earned	$724,198	$747,942	$(23,744)		(3.2%)
Other income (expense)	6,321	6,588	(267)		(4.1%)
Net losses and loss adjustment expenses	(519,375)	(578,486)	59,111		(10.2%)
Underwriting, policy acquisition and operating expenses	(200,436)	(204,142)	3,706		(1.8%)
Segment results	$10,708	$(28,098)	$38,806		138.1%

Net loss ratio	71.7%	77.3%	(5.6	pts)
Underwriting expense ratio	27.7%	27.3%	0.4	pts

Non-GAAP Adjusted Ratios*
Net loss ratio	70.6%	76.6%	(6.0	pts)
Underwriting expense ratio	27.7%	27.3%	0.4	pts
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Gross premiums written	$776,942	$807,463	$(30,521)	(3.8%)
Less: Ceded premiums written	71,174	69,961	1,213	1.7%
Net premiums written	$705,768	$737,502	$(31,734)	(4.3%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Medical Professional Liability(1)(2)	$720,733	$737,209	$(16,476)	(2.2%)
Medical Technology Liability(3)	41,916	44,936	(3,020)	(6.7%)
Lloyd's Syndicates(4)	67	5,969	(5,902)	(98.9%)
Other(5)	14,226	19,349	(5,123)	(26.5%)
Total Gross Premiums Written	$776,942	$807,463	$(30,521)	(3.8%)
(1) Medical Professional Liability premium was our greatest source of premium revenues in 2025 and 2024. The decrease in MPL premium for 2025 as compared to 2024 was driven by retention losses, partially offset by an increase in renewal pricing, new business written, an increase in premiums assumed on a quota share basis through a strategic partnership and, to a lesser extent, an increase in tail coverage premium. Retention losses during 2025 generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same profitability objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses which can be supported by investment returns from excess capital. Renewal pricing increases during 2025 reflect our response to the rising loss cost environment. See a description of our MPL line of business and additional discussion on competitive market conditions in Part I Item 1. Business under the heading "Specialty Property and Casualty Segment" and "Competition," respectively.
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
(3) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is offered on a primary or excess basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium decreased in 2025 as compared to 2024 driven by retention losses, partially offset by new business written. Retention losses in 2025 are primarily attributable to an increase in competition on terms and pricing, insureds no longer needing coverage or going out of business, non-payment, merger activity within the industry and the broker losing the account.
(4) Our Lloyd's Syndicates business includes the results from our previous participation in Syndicate 1729 at Lloyd's of London, which is currently in run off. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. For the 2023 underwriting year our participation in the results of Syndicate 1729 was approximately 5%. Our Lloyd’s Syndicates premium during 2025 reflected the impact of our ceased participation.
(5) This component of gross premiums written includes all other product lines within our Specialty P&C segment, primarily professional liability coverage to attorneys and their firms in select areas of practice. On April 15, 2025, we sold the renewal rights related to our legal professional liability book of business to an unrelated third party for $1.0 million. In connection with this transaction, we agreed to continue directly writing renewal policies for a limited period of time and entered into a 100% quota share reinsurance agreement with that third party for policies written on our paper after April 15, 2025. See additional information on the terms of the transaction in Part I Item 1. Business under the heading "Specialty Property and Casualty Segment".

New business written, retention and the change in renewal pricing for our Specialty P&C segment and by major component, excluding Lloyd's Syndicates, are shown in the table below:

	Year Ended December 31
	2025				2024
($ in millions)	MPL	Medical Technology Liability	Other	Specialty P&C Segment	MPL	Medical Technology Liability	Other	Specialty P&C Segment
New business	$29.7	$2.8	$0.1	$32.6	$26.8	$4.1	$0.5	$31.4
Retention(1)	84%	87%	58%	84%	84%	91%	74%	84%
Change in renewal pricing(2)	9%	—%	3%	8%	10%	1%	4%	9%
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

Ceded Premiums Ratio
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. See previous discussion in our Liquidity and Capital Resources and Financial Condition section under the heading "Reinsurance" for information regarding our MPL and Medical Technology Liability excess of loss reinsurance arrangements.
We pay our reinsurers a ceding premium in exchange for their accepting the risk, and in certain of our excess of loss arrangements, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts. Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As a result, we may have an adjustment to our estimate of expected losses and associated recoveries for prior year ceded losses under certain loss sensitive reinsurance agreements. During 2025, we decreased our estimate of ceded premiums owed related to prior accident years by $2.0 million, whereas we recorded a net increase in our estimate of ceded premiums owed to reinsurers by $1.4 million in 2024 due to an increase in our estimate of expected losses and associated recoveries for certain prior year ceded losses. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.
As shown in the table below, our ceded premiums ratio was affected in both 2025 and 2024 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Year Ended December 31
	2025	2024	Change
Ceded premiums ratio	9.2%	8.7%	0.5	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(0.3%)	0.2%	(0.5	pts)
Ratio, current accident year	9.5%	8.5%	1.0	pts
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percentage of gross premiums written. The increase in our current accident year ceded premiums ratio for 2025 as compared to 2024 was driven by the impact of the aforementioned 100% quota share reinsurance agreement entered into during the second quarter of 2025 related to our legal professional liability policies. The increase in our current accident year ceded premiums ratio also reflected an increase in premiums ceded under our excess of loss reinsurance arrangements primarily due to the incorporation of podiatric and chiropractic policies into our MPL treaty effective October 1, 2024.

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
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Gross premiums earned	$792,753	$818,751	$(25,998)	(3.2%)
Less: Ceded premiums earned	68,555	70,809	(2,254)	(3.2%)
Net premiums earned	$724,198	$747,942	$(23,744)	(3.2%)
Gross premiums earned decreased in 2025 as compared to 2024 driven by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability, and our ceased participation in Syndicate 1729 for the 2024 underwriting year.
Ceded premiums earned during 2025 and 2024 included prior accident year ceded premium adjustments of $2.0 million and $1.4 million, respectively, (see previous discussion under the heading "Ceded Premiums Ratio"). After removing the effect of the prior accident year ceded premium adjustment from both years, ceded premiums earned increased by $1.1 million in 2025 as compared to 2024, primarily attributable to the aforementioned 100% quota share reinsurance agreement related to our legal professional liability policies and an increase in premium ceded under our excess of loss arrangements.
Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years.
Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For claims-made policies, which represent the majority of the premiums written in our Specialty P&C segment, the insured event generally becomes a liability when the event is first reported to us and the policy that is in effect at that time covers the claim. For occurrence policies, the insured event becomes a liability when the event takes place, even though the claim may be reported to us at a later date. For retroactive coverages, the insured event becomes a liability at the inception of the underlying contract. We believe that measuring losses on an accident year basis is the best measure of the underlying profitability of the premiums earned in that period, since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.
The following tables summarize calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years.

	Net Loss Ratios(1)
	Year Ended December 31
	2025	2024	Change
Calendar year net loss ratio	71.7%	77.3%	(5.6	pts)
Less impact of prior accident years on the net loss ratio	(11.0%)	(5.0%)	(6.0	pts)
Current accident year net loss ratio(2)	82.7%	82.3%	0.4	pts
(1)Net losses, as specified, divided by net premiums earned.

(2)As shown in the table above, our current accident year net loss ratio increased 0.4 percentage points for the year ended December 31, 2025 as compared to 2024 primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2025 versus 2024
Estimated ratio increase (decrease) attributable to:
Non-core operations(1)	0.2 pts
Ceded Premium Adjustment, Prior Accident Years(2)	(0.5 pts)
Change in ULAE	0.3 pts
All other, net	0.4 pts
Increase in the current accident year net loss ratio	0.4 pts
(1) Non-core operations include our Lloyd's Syndicates operations and legal professional liability book of business, which are in run-off. See previous discussion on these non-core operations under the heading "Non-GAAP Financial Measures."

(2) See previous discussion under the heading "Ceded Premiums Ratio" for additional information.
•Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratio for 2025 as compared to 2024 increased 0.4 percentage points driven by higher loss severity and frequency trends in select jurisdictions, which have resulted in an increase to certain expected loss ratios during the fourth quarter of 2025, as well as changes in the mix of business. The increase in our current accident year net loss ratio was partially offset by a decrease in our reserves related to DDR coverage endorsements due to a decrease in business eligible for tail coverage. In both 2025 and 2024, we decreased our reserves related to DDR coverage endorsements; however, the adjustment was greater in 2025 as compared to 2024.
•ULAE are costs that cannot be attributed to processing a specific claim and are allocated to net losses and loss adjustment expenses from underwriting and operating expenses. In 2025, ULAE increased primarily due to higher compensation, equipment and software costs.
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
We recognized net favorable (unfavorable) prior accident year reserve development as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Total net favorable (unfavorable) reserve development	$79,774	$36,932	$42,842	116.0%

The following table shows net favorable (unfavorable) development by component for the years ended December 31, 2025 and 2024:

$80.0
$70.0
$60.0
$50.0
$40.0
$30.0
$20.0
$10.0
$—
($10.0)
$77.2
$10.0
($8.5)
$3.4
($2.3)
$33.9
$4.5
($6.8)
$5.3
Year Ended December 31, 2025
Year Ended December 31, 2024
($ in millions)
MPL
Medical Technology Liability
Lloyd's Syndicates Operations
Purchase Accounting Amortization
Other

•MPL: Net favorable reserve development recognized for the year ended December 31, 2025 was primarily due to lower than expected loss emergence principally related to accident years 2019 through 2022. We recognized net favorable reserve development for the year ended December 31, 2024 reflecting overall favorable trends in claim closing patterns relative to expectations, principally related to accident years 2019 through 2021.
•Medical Technology Liability: During both 2025 and 2024, we recognized net favorable reserve development due to lower than expected loss emergence. Net favorable development recognized in 2025 principally related to accident years 2021 through 2023 whereas development recognized in 2024 principally related to accident years 2022 and 2023.
•Lloyd's Syndicates Operations (Participation Discontinued): In 2025 and 2024, the net unfavorable prior accident year reserve development was driven by Syndicate 6131’s 2021 underwriting year for exposures related to aviation coverages in connection with Russia's invasion of Ukraine.
•Purchase Accounting Amortization: Net prior year reserve development for both periods presented included amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve, which is recorded as a reduction to net losses and loss adjustment expenses.
•Other: Net unfavorable prior accident year reserve development recognized in 2025 primarily represents an increase for an ECO/XPL claim in our legal professional liability book of business.
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

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
DPAC amortization	$97,824	$102,125	$(4,301)	(4.2%)
Management fees	3,702	3,845	(143)	(3.7%)
Other underwriting and operating expenses	98,910	98,172	738	0.8%
Total	$200,436	$204,142	$(3,706)	(1.8%)
DPAC amortization decreased in 2025 as compared to 2024 driven by a decrease in our share of Syndicate 1729's DPAC amortization due to our ceased participation for the 2024 underwriting year as well as a decrease in agent commissions and brokerage expenses, largely due to a lower volume of premium written.
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
Other underwriting and operating expenses increased in 2025 as compared to 2024 primarily attributable to higher compensation-related expenses, partially offset by lower professional fees, lower facilities expense and a decrease in our share of Syndicate 1729's operating expenses due to our ceased participation for the 2024 underwriting year. The increase in compensation-related expenses in 2025 as compared to 2024 primarily reflected higher incentive based compensation, an increase in health insurance costs and annual merit adjustments, partially offset by a decrease in employee headcount. The decrease in professional fees in 2025 was driven by a reduction in fees associated with a data analytics services agreement. The decrease in facilities expense in 2025 was due to the sale of our Franklin, TN property during the first quarter of 2025. The remaining variance in other underwriting and operating expenses for 2025 as compared to 2024 was comprised of individually insignificant components.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Year Ended December 31
	2025	2024	Change
Underwriting expense ratio	27.7%	27.3%	0.4	pts
The change in our expense ratio in 2025 as compared to 2024 was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2025 versus 2024
Estimated ratio increase (decrease) attributable to:
Change in net premiums earned and DPAC amortization(1)	0.1 pts
Tail premium(2)	(0.3 pts)
All other, net	0.6 pts
Increase in the underwriting expense ratio	0.4 pts
(1) Excludes tail premium and the impact of ceded premium adjustments related to prior accident years. See previous discussion on the ceded premium adjustments under the heading "Ceded Premiums Ratio."

(2) Represents the impact of tail premium written in the period as these premiums are typically earned when written with minimal associated expenses.
Excluding the impact of the items specifically identified in the table above, our expense ratio increased 0.6 percentage points in 2025 as compared to 2024 driven by higher incentive based compensation and the pressure of lower earned premium, partially offset by lower professional fees and facilities expenses.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 15 of the Notes to Consolidated Financial Statements. Segment results included the following:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Net premiums written	$167,258	$166,223	$1,035	0.6%

Net premiums earned	$164,351	$167,610	$(3,259)	(1.9%)
Other income	2,056	1,887	169	9.0%
Net losses and loss adjustment expenses	(123,795)	(128,483)	4,688	(3.6%)
Underwriting, policy acquisition and operating expenses	(63,295)	(61,999)	(1,296)	2.1%
Segment results	$(20,683)	$(20,985)	$302	1.4%

Net loss ratio	75.3%	76.7%	(1.4 pts)
Underwriting expense ratio	38.5%	37.0%	1.5 pts

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Gross premiums written	$235,763	$243,404	$(7,641)	(3.1%)
Less: Ceded premiums written	68,505	77,181	(8,676)	(11.2%)
Net premiums written	$167,258	$166,223	$1,035	0.6%
Gross Premiums Written
Gross premiums written by product were as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Traditional business:
Direct	$175,378	$173,273	$2,105	1.2%
Other	7,206	5,950	1,256	21.1%
Change in EBUB estimate	(1,600)	2,900	(4,500)	(155.2%)
Total traditional business(1)	180,984	182,123	(1,139)	(0.6%)
Alternative market business(2)	54,779	61,281	(6,502)	(10.6%)
Total	$235,763	$243,404	$(7,641)	(3.1%)
(1) Traditional gross premiums written decreased during 2025 as compared to 2024 driven by changes in the carried EBUB estimate, lower audit premium and retention losses, partially offset by higher new business writings and renewal premium related to policies previously written as alternative market business. Renewal business reflected premium retention of 84% and rate decreases of 1% for 2025. Rate decreases were more than offset by an increase in payroll exposure. The renewal premium previously written in our alternative market business totaled $3.9 million and related to alternative market programs that were non-renewed in 2025. Renewal and new business results continue to reflect the competitive workers' compensation market conditions, including the impact of compounded state loss cost reductions in our core operating territories.

(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained sixteen of the twenty-one (three in the fourth quarter) workers' compensation alternative market programs that were up for renewal during the year ended December 31, 2025. Five agency-owned programs were non-renewed and placed in run-off in 2025.
New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Year Ended December 31
	2025			2024
($ in millions)	Traditional Business	Alternative Market Business(3)	Segment Results	Traditional Business	Alternative Market Business(3)	Segment Results
New business	$18.9	$3.7	$22.6	$17.5	$3.5	$21.0
Audit premium (excluding EBUB)	$10.5	$3.9	$14.4	$12.1	$3.7	$15.8
Retention rate(1)	84%	90%	86%	87%	84%	86%
Change in renewal pricing(2)	(1%)	(3%)	(1%)	(2%)	(1%)	(1%)
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
Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Premiums ceded to SPCs(1)	$48,301	$55,255	$(6,954)	(12.6%)
Premiums ceded to external reinsurers(2)	13,726	15,900	(2,174)	(13.7%)
Other(3)	6,478	6,026	452	7.5%
Total ceded premiums written	$68,505	$77,181	$(8,676)	(11.2%)
(1) Represents alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.

(2) Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The decrease for the year ended December 31, 2025 as compared to 2024 reflected a lower average reinsurance rate that took effect with the May 1, 2025 treaty renewal as well as a $1.6 million reduction in reinstatement premium recognized in 2025 as compared to an increase of $0.7 million in 2024. The 2025 reinstatement premium reduction is related to a large 2021 accident year claim reserve decrease.

(3) This component of ceded premiums written primarily represents alternative market business premiums ceded to unaffiliated captive insurers for two programs that are ceded under 100% quota share reinsurance agreements.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2025	2024	Change
Ceded premiums ratio, as reported	30.0%	32.3%	(2.3	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	19.1%	20.9%	(1.8	pts)
Other	3.0%	2.4%	0.6	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	7.9%	9.0%	(1.1	pts)

The above table reflects traditional ceded premiums earned as a percentage of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The decrease in the ceded premiums ratio in 2025 as compared to 2024 primarily reflects a lower average reinsurance rate that took effect with the May 1, 2025 treaty renewal as well as the $1.6 million reduction in reinstatement premium in 2025 as compared to an increase of $0.7 million in 2024, as previously discussed.
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
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Gross premiums earned	$234,856	$247,745	$(12,889)	(5.2%)
Less: Ceded premiums earned	70,505	80,135	(9,630)	(12.0%)
Net premiums earned	$164,351	$167,610	$(3,259)	(1.9%)
Net premiums earned decreased during the year ended December 31, 2025 as compared to 2024 primarily driven by changes in the carried EBUB estimate and lower audit premium. Partially offsetting these factors for 2025 is the impact of the $1.6 million reduction in reinstatement premium as compared to an increase of $0.7 million in 2024, as previously discussed.
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

	Year Ended December 31
	2025	2024	Change
Calendar year net loss ratio	75.3%	76.7%	(1.4	pts)
Less impact of prior accident years on the net loss ratio	(1.7%)	(0.3%)	(1.4	pts)
Current accident year net loss ratio	77.0%	77.0%	—	pts
The 2025 current accident year net loss ratio remained unchanged compared to 2024. During the fourth quarter of 2025, we increased our full year current accident year net loss ratio to 77.0%, reflecting higher severity-related claim activity on large losses, which more than offset medical cost savings related to medical cost management initiatives. The current accident year loss ratio in 2025 was also impacted by the reduction in net premiums earned related to a reduction in the carried EBUB estimate, as previously discussed.
We recognized net favorable prior accident year reserve development of $2.7 million for the year ended December 31, 2025 as compared to $0.5 million of net favorable prior accident year reserve development for 2024. The net favorable reserve development recognized in 2025 reflected a reduction of the AAD liability, overall favorable trends in claim closing patterns in the 2024 accident year as well as a large claim reserve reduction from the 2021 accident year, which had previously exceeded the per person maximum limit under our reinsurance contract. In 2024, net favorable reserve development was driven by favorable prior accident year reserve development of $1.6 million, including the reduction of the AAD liability, partially offset by an adjustment to aggregate losses assumed from the Segregated Portfolio Cell Reinsurance segment of $1.1 million. The net favorable development recognized in 2024 reflected overall favorable trends in claim closing patterns in accident years 2017 through 2019 and 2023.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
DPAC amortization(1)	$31,548	$29,072	$2,476	8.5%
Management fees	1,773	1,820	(47)	(2.6%)
Other underwriting and operating expenses(2)	41,336	42,055	(719)	(1.7%)
SPC ceding commission offset(3)	(11,362)	(10,948)	(414)	3.8%
Total	$63,295	$61,999	$1,296	2.1%
(1) DPAC amortization increased for the year ended December 31, 2025 as compared to 2024, reflecting an increase in state employer assessment liabilities totaling $1.6 million. The increase in the liability reflected our expectation of assessments in excess of the amounts charged and collected from policyholders as determined and promulgated by states in which we operate. The increase in DPAC amortization also reflected the impact of refunds from guaranty fund assessments totaling $0.4 million and $0.9 million in 2025 and 2024, respectively.
(2) Other underwriting and operating expenses decreased for the year ended December 31, 2025 as compared to 2024 driven by lower incentive based compensation. The remaining variance in other underwriting and operating expenses in 2025 as compared to 2024 was comprised of individually insignificant components.
(3) As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned increased for the year ended December 31, 2025 as compared to 2024, primarily reflecting the prior year impact of an adjustment to ceding commissions charged to the SPCs in prior periods related to certain fees, partially offset by the reduction in alternative market written premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2025	2024	Change
Underwriting expense ratio, as reported	38.5%	37.0%	1.5	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	4.7%	5.5%	(0.8	pts)
Impact of audit premium	(1.4%)	(2.1%)	0.7	pts
Impact of change in EBUB estimate	0.2%	(0.5%)	0.7	pts
Underwriting expense ratio, less listed effects	35.0%	34.1%	0.9	pts
Excluding the items noted in the table above, the expense ratio increased for the year ended December 31, 2025 primarily reflecting the impact of the state employer assessment adjustment, as previously discussed.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. As of December 31, 2025, there were twenty-seven (twelve inactive) SPCs.
Segment results reflect our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Net premiums written	$43,887	$49,950	$(6,063)	(12.1%)

Net premiums earned	$45,687	$52,698	$(7,011)	(13.3%)
Net investment income	3,864	3,608	256	7.1%
Net investment gains (losses)	2,259	2,369	(110)	(4.6%)
Other income (expenses)	25	19	6	31.6%
Net losses and loss adjustment expenses	(22,248)	(32,466)	10,218	(31.5%)
Underwriting, policy acquisition and operating expenses	(16,128)	(18,063)	1,935	(10.7%)
SPC U.S. federal income tax (expense) benefit(1)	(2,413)	(1,766)	(647)	36.6%
SPC net results	11,046	6,399	4,647	72.6%
SPC dividend (expense) income(2)	(6,873)	(4,444)	(2,429)	54.7%
Segment results(3)	$4,173	$1,955	$2,218	113.5%

Net loss ratio	48.7%	61.6%	(12.9 pts)
Underwriting expense ratio	35.3%	34.3%	1.0 pts
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Gross premiums written	$51,052	$57,904	$(6,852)	(11.8%)
Less: Ceded premiums written	7,165	7,954	(789)	(9.9%)
Net premiums written	$43,887	$49,950	$(6,063)	(12.1%)

Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Workers' compensation	$48,301	$55,255	$(6,954)	(12.6%)
Medical professional liability	2,751	2,649	102	3.9%
Gross Premiums Written	$51,052	$57,904	$(6,852)	(11.8%)
Gross premiums written for the years ended December 31, 2025 and 2024 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. We retained fourteen of the nineteen workers' compensation programs and both of the medical professional liability programs up for renewal for the year ended December 31, 2025. Workers' compensation gross premiums written decreased during the year ended December 31, 2025 as compared to 2024 primarily due to the non-renewal of five agency-owned programs in 2025, which accounted for $4.6 million of the decrease. A majority of policies expiring in these programs during 2025 were renewed as traditional business in our Workers' Compensation Insurance segment or in other alternative market programs. Policies that renewed as traditional business in our Workers' Compensation Insurance segment that were previously written as alternative market policies totaled $3.9 million for 2025. As of December 31, 2025, in-force premium related to policies in the non-renewed programs totaled $5.6 million and we expect to renew the majority of these policies as traditional business or in other alternative market programs in 2026.
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Year Ended December 31
	2025	2024	Change
Ceded premiums ratio	14.8%	14.4%	0.4	pts
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
Gross, ceded and net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Gross premiums earned	$53,116	$60,959	$(7,843)	(12.9%)
Less: Ceded premiums earned	7,429	8,261	(832)	(10.1%)
Net premiums earned	$45,687	$52,698	$(7,011)	(13.3%)
The decrease in net premiums earned during the year ended December 31, 2025 as compared to 2024 reflected the non-renewal of three SPCs during 2024 and the non-renewal of five SPCs during 2025, as previously discussed.

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
Calendar year and current accident year net loss ratios for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31
	2025	2024	Change
Calendar year net loss ratio	48.7%	61.6%	(12.9	pts)
Less impact of prior accident years on the net loss ratio	(17.1%)	(5.2%)	(11.9	pts)
Current accident year net loss ratio	65.8%	66.8%	(1.0	pts)
The current accident year net loss ratio decreased in 2025 as compared to 2024, primarily reflecting a reduction in average claim severity and reported claim frequency, partially offset by changes in estimated program year aggregate reinsurance recoveries, which decreased the loss ratio by 0.2 percentage points in 2025 as compared to 1.4 percentage points in 2024.
We recognized net favorable prior year reserve development of $7.8 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively. The development in 2025 includes net favorable development in the workers' compensation business of $7.1 million and the medical professional liability business of $0.7 million. The net favorable development in the workers' compensation business in 2025 reflected favorable trends in claim closing patterns, primarily in accident years 2021 through 2024. The net favorable development in the medical professional liability business in 2025 primarily related to the 2023 and 2024 accident years. The development in 2024 includes net favorable development in the workers' compensation business of $3.1 million, partially offset by net unfavorable development of $0.3 million in the MPL business. The net favorable development in the workers' compensation business in 2024 reflected overall favorable trends in claim closing patterns, primarily in accident years 2018 through 2023. The net unfavorable development in the medical professional liability business in 2024 primarily reflected higher than expected claim frequency in the program that assumed both workers' compensation and medical professional liability insurance, which was non-renewed effective January 1, 2024. We do not participate in the underwriting results of this program.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting Expense Ratio (the Expense Ratio)
See further information regarding our Segregated Portfolio Cell Reinsurance segment's underwriting, policy acquisition and operating expenses in Note 15 of the Notes to Consolidated Financial expenses. The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2025	2024	Change
Underwriting expense ratio, as reported	35.3%	34.3%	1.0	pts
Less: impact of audit premium on expense ratio	(3.3%)	(2.6%)	(0.7	pts)
Underwriting expense ratio, excluding the effect of audit premium	38.6%	36.9%	1.7	pts
Excluding the effect of audit premium, the underwriting expense ratio increased for the year ended December 31, 2025 as compared to 2024 primarily reflecting a decrease in net premiums earned, as previously discussed.

Segment Results - Corporate
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance segment as discussed in Note 15 of the Notes to Consolidated Financial Statements. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and foreign currency exchange rate gains and losses. As previously discussed under the heading "ProAssurance Overview," we changed the composition of our operating and reportable segments during the first quarter of 2025. As a result, we now report the financial results of our subsidiary IAO, Inc. d/b/a ProAssurance Agency in the Specialty P&C segment which were previously reported in the Corporate segment. All prior period segment information has been recast to conform to the current period presentation. The change in presentation had no impact on previously reported consolidated financial results. See further information regarding this presentation change in Note 15 of the Notes to Consolidated Financial Statements.
Segment results for the years ended December 31, 2025 and 2024 exclude transaction-related costs including the associated income tax benefit and, for the year ended December 31, 2024, the change in fair value of contingent consideration as we do not consider these items in assessing the financial performance of the segment. Transaction-related costs in 2025 are attributable to the proposed merger transaction with The Doctors Company. Transaction-related costs in 2024 are associated with actuarial consulting fees paid in relation to the final determination of contingent consideration associated with the NORCAL acquisition. For additional information on the proposed merger transaction with The Doctors Company, see Note 1 of the Notes to Consolidated Financial Statements. Segment results for our Corporate segment were net earnings of $72.0 million and $93.4 million for the years ended December 31, 2025 and 2024, respectively, and included the following:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Net investment income	$152,634	$140,930	$11,704	8.3%
Equity in earnings (loss) of unconsolidated subsidiaries	$16,276	$22,203	$(5,927)	(26.7%)
Net investment gains (losses)	$(7,745)	$(7,206)	$(539)	(7.5%)
Other income (expense)	$(10,813)	$6,820	$(17,633)	(258.5%)
Operating expense	$35,292	$36,619	$(1,327)	(3.6%)
Interest expense	$20,838	$22,342	$(1,504)	(6.7%)
Income tax expense (benefit)	$22,229	$10,401	$11,828	113.7%
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Fixed maturities	$143,763	$131,333	$12,430	9.5%
Equities	4,446	4,758	(312)	(6.6%)
Short-term investments, including Other	9,923	10,723	(800)	(7.5%)
BOLI	2,607	2,316	291	12.6%
Investment fees and expenses	(8,105)	(8,200)	95	(1.2%)
Net investment income	$152,634	$140,930	$11,704	8.3%
Fixed Maturities
Income from our fixed maturities increased in 2025 as compared to 2024 driven by higher average book yields as we take advantage of the current interest rate environment as our portfolio matures. Average investment balances were relatively unchanged for 2025 as compared to 2024.

Average yields for our fixed maturity portfolio were as follows:

	Year Ended December 31
	2025	2024
Average income yield	3.8%	3.5%
Average tax equivalent income yield	3.8%	3.5%
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Income from our short-term and other investments decreased during 2025 as compared to 2024 primarily due to lower average investment balances and lower yields given the decrease in interest rates.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
All other investments, primarily investment fund LPs/LLCs	$15,443	$21,532	$(6,089)	(28.3%)
Tax credit partnerships	833	671	162	24.1%
Equity in earnings (loss) of unconsolidated subsidiaries	$16,276	$22,203	$(5,927)	(26.7%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs decreased for 2025 as compared to 2024 primarily due to the performance of two LPs/LLCs which reflected lower market valuations during the second and third quarters of 2025.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. These tax credit partnership investments are reaching the end of their lifecycle, therefore partnership operating losses and tax benefits associated with these investments have been and are expected to continue to be nominal in amount. However, we may receive distributions from time to time due to the sale of properties, as was the case in 2025 and 2024. See additional information on our tax credit partnership investments in Note 3 of the Notes to Consolidated Financial Statements.

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Year Ended December 31
(In thousands)	2025	2024
Total impairment losses
Corporate debt	$(1,514)	$(2,710)
Asset-backed securities	248	(588)
Other investments	(590)	—
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	355	102
Asset-backed securities	3	—
Net impairment losses recognized in earnings	(1,498)	(3,196)
Gross realized gains, available-for-sale fixed maturities	1,985	1,522
Gross realized (losses), available-for-sale fixed maturities	(5,376)	(4,035)
Net realized gains (losses), trading fixed securities	51	34
Net realized gains (losses), equity investments	(2,034)	(704)
Net realized gains (losses), other investments	(55)	(826)
Change in unrealized holding gains (losses), trading fixed securities	(59)	445
Change in unrealized holding gains (losses), equity investments	(366)	(1,495)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(394)	866
Other	1	183
Other net investment gains (losses)	(6,247)	(4,010)
Net investment gains (losses)	$(7,745)	$(7,206)
For the year ended December 31, 2025, we recognized $1.5 million of credit-related impairment losses in earnings and $0.4 million of non-credit impairment losses. The credit-related impairment losses in earnings in 2025 primarily related to corporate bonds in the consumer, communication and real estate sectors and a security in the technology sector. For the year ended December 31, 2024, we recognized credit-related impairment losses in earnings of $3.2 million primarily related to corporate bonds in the real estate sector and a nominal amount of non-credit impairment losses in OCI related to a bond in the consumer sector.
We recognized $6.2 million of other net investment losses for the year ended December 31, 2025 driven by net realized losses from the sale of certain available-for-sale fixed maturities and equity investments. We recognized $4.0 million of other net investment losses for the year ended December 31, 2024 driven by net realized losses from the sale of certain available-for-sale fixed maturities and, to a lesser extent, unrealized holding losses resulting from changes in the fair value of our equity investments.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Operating expenses	$40,767	$42,284	$(1,517)	(3.6%)
Management fee offset	(5,475)	(5,665)	190	(3.4%)
Total	$35,292	$36,619	$(1,327)	(3.6%)
Operating expenses decreased during the year ended December 31, 2025 as compared to 2024 driven by a decrease in professional fees and various other operating expenses, none of which were individually significant, partially offset by an increase in compensation-related costs. The decrease in professional fees during 2025 primarily reflected a decrease in external audit fees and temporary personnel fees. The increase in compensation-related costs during 2025 primarily reflected an increase in share-based compensation expenses attributable to the effect of an increase in the value of projected long-term incentive awards during 2025 based upon the improvement of one of the associated performance metrics and the timing of grants of prior year share-based awards, partially offset by lower incentive based compensation.

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
Interest Expense
Interest expense for the years ended December 31, 2025 and 2024 was comprised as follows:

	Year Ended December 31
($ in thousands)	2025	2024	Change
Contribution Certificates (including accretion)(1)	$7,053	$7,517	$(464)	(6.2%)
Revolving Credit Agreement (including fees and amortization)	8,586	10,244	(1,658)	(16.2%)
Term Loan (including fees and amortization)	7,744	9,508	(1,764)	(18.6%)
(Gain)/loss on cash flow hedges reclassified from AOCI	(2,545)	(4,927)	2,382	(48.3%)
Interest expense	$20,838	$22,342	$(1,504)	(6.7%)
(1) Includes accretion of approximately $1.3 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

Interest expense decreased during 2025 as compared to 2024 driven by lower interest expense on our Revolving Credit Agreement and Term Loan due to a decrease in the margin component of the rates based on an improvement in our debt to capitalization ratio as of June 30, 2024. The resulting decrease in interest expense became effective during the third quarter of 2024 and continued into 2025. Interest expense in both periods also includes the impact of our Interest Rate Swaps, which are designated as highly effective cash flow hedges to manage our exposure to interest rate risk due to variability in the base rates on the borrowings under both the Revolving Credit Agreement and Term Loan. See further discussion on our outstanding debt in Note 9 of the Notes to Consolidated Financial Statements and additional information regarding our Interest Rate Swaps is provided in Note 10 of the Notes to Consolidated Financial Statements.
Taxes
Tax expense allocated to our Corporate segment includes U.S. and U.K. tax expense including U.S. tax expense incurred from our corporate membership in Lloyd's of London, if any. The SPCs at Inova Re, one of our Cayman Islands reinsurance subsidiaries, have each made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax; therefore, tax expense allocated to our Corporate segment also includes tax expense incurred from any SPC at Inova Re in which we have a participation interest of 80% or greater as those SPCs are required to be included in our consolidated tax return. Consolidated tax expense (benefit) reflects the tax expense (benefit) of both segments and the tax impact of items excluded from segment reporting, as shown in the table below. Our consolidated effective tax rates for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31
(In thousands)	2025	2024
Corporate segment income tax expense (benefit)	$22,229	$10,401
Income tax expense (benefit) - transaction-related costs*	(1,075)	(67)
Consolidated income tax expense (benefit)	$21,154	$10,334
Effective tax rate	29.4%	16.4%
*For 2025, represents the income tax benefit associated with the deductible professional fees incurred related to the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to Consolidated Financial Statements). For 2024, transaction-related costs represent the income tax benefit associated with actuarial consulting fees paid in relation to the final determination of contingent consideration associated with the NORCAL acquisition. These costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 15 of the Notes to Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

We recognized income tax expense of $21.2 million and $10.3 million in 2025 and 2024, respectively. Our effective tax rate for the year ended December 31, 2025 of 29.4% was different from the statutory federal income tax rate of 21% primarily due to the amount of executive compensation that is in excess of the statutory limitation in 2025, which increased the effective rate 4.5%. Further, our effective tax rate for the year ended December 31, 2025 was impacted by the non-deductible portion of transaction-related costs associated with the proposed merger transaction with The Doctors Company, which accounted for a 2.1% increase in the effective tax rate. Our effective tax rate for the year ended December 31, 2024 of 16.4% differed from the statutory federal income tax rate of 21% primarily due to the benefit of tax positions whose statute of limitations had expired, which accounted for a 4.8% decrease in the effective tax rate. There were no other individually significant items impacting our effective tax rates for 2025 and 2024. See Note 5 of the Notes to Consolidated Financial Statements for a reconciliation of our "expected" consolidated income tax expense to our actual consolidated income tax expense and the associated impact on our consolidated effective tax rate for the years ended December 31, 2025 and 2024.
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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2025 and December 31, 2024. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	December 31, 2025
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$231	$225	$219	$214	$209
U.S. Government-sponsored enterprise obligations	11	10	10	9	9
State and municipal bonds	469	450	430	411	392
Corporate debt	1,885	1,823	1,762	1,703	1,647
Asset-backed securities	1,342	1,304	1,265	1,223	1,179
Total fixed maturities, available-for-sale	$3,938	$3,812	$3,686	$3,560	$3,436

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.60	2.55	2.49	2.44	2.40
U.S. Government-sponsored enterprise obligations	3.20	3.20	3.48	3.83	3.92
State and municipal bonds	4.15	4.30	4.46	4.62	4.67
Corporate debt	3.38	3.39	3.40	3.35	3.28
Asset-backed securities	2.62	2.79	3.11	3.42	3.60
Total fixed maturities, available-for-sale	3.17	3.24	3.37	3.47	3.50

	Interest Rate Shift in Basis Points
	December 31, 2024
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$260	$252	$244	$236	$229
U.S. Government-sponsored enterprise obligations	16	15	15	14	14
State and municipal bonds	486	466	446	427	409
Corporate debt	1,832	1,779	1,728	1,679	1,632
Asset-backed securities	1,221	1,185	1,149	1,113	1,077
Total fixed maturities, available-for-sale	$3,815	$3,697	$3,582	$3,469	$3,361

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.49	2.43	2.38	2.33	2.28
U.S. Government-sponsored enterprise obligations	3.33	3.40	3.51	3.56	3.55
State and municipal bonds	4.04	4.13	4.25	4.41	4.50
Corporate debt	3.18	3.20	3.18	3.13	3.08
Asset-backed securities	2.81	2.96	3.05	3.15	3.19
Total fixed maturities, available-for-sale	3.13	3.19	3.22	3.24	3.23
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
At December 31, 2025, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at December 31, 2025 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our Revolving Credit Agreement and Term Loan. Borrowings under our Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. As of December 31, 2025, the Revolving Credit Agreement and Term Loan have $125 million and $114 million in outstanding borrowings, respectively. Additional information regarding our debt is provided in Note 9 and further information regarding the Interest Rate Swaps in Note 10 of the Notes to Consolidated Financial Statements.
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

As of December 31, 2025, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At December 31, 2025, our premiums receivable was approximately $228 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $354 million at December 31, 2025 and $427 million at December 31, 2024. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of December 31, 2025 our expected credit losses associated with our receivables from reinsurers were nominal in amount.
Foreign Currency Risk
Foreign currency exchange rate gains (losses) are reported in our Corporate segment and are primarily related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insurer in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. Historically, we mitigated foreign currency exchange exposure and managed market risks that arise in the normal course of business by matching the currency and duration of associated investments to the corresponding loss reserves. During the first quarter of 2025, we changed our hedging strategy around foreign currency exchange exposures. Instead of investing in foreign currency denominated available-for-sale fixed maturities, we began utilizing foreign currency forward contracts. Foreign currency forward contracts are typically short-term in nature with a maturity at inception of less than three months. At December 31, 2025, we had one foreign currency forward contract with a notional amount of €113.0 million ($133.2 million based on December 31, 2025 exchange rates) and a fair value of approximately $0.5 million included as a component of other liabilities on the Consolidated Balance Sheet. The counterparty to the foreign currency forward contract is a major financial institution which had an investment grade rating of BBB as of December 31, 2025. Additional information regarding our foreign currency forward contract is provided in Note 10 of the Notes to Consolidated Financial Statements and in the Executive Summary of Operations section under the heading "Revenues."
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the principal executive and principal financial officers, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2025. Based on that evaluation, the principal executive and principal financial officers have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control–Integrated Framework issued by the COSO (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 and that there was no change in the Company's internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2025 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ProAssurance Corporation
Opinion on Internal Control Over Financial Reporting
We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, ProAssurance Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024 the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(c) (collectively referred to as the “financial statements”) of the Company and our report dated February 23, 2026, expressed an unqualified opinion thereon.
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
February 23, 2026

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10-K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2026 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or, alternatively, will be provided in an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2026 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or, alternatively, will be provided in an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2026 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or, alternatively, will be provided in an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2026 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or, alternatively, will be provided in an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2026 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A or, alternatively, will be provided in an amendment to this Annual Report on Form 10-K, in either case to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2025 and 2024
Consolidated Statements of Changes in Capital – years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows – years ended December 31, 2025, 2024 and 2023
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 23rd day of February 2026.

PROASSURANCE CORPORATION

By:	/S/ EDWARD L. RAND, JR.
Edward L. Rand, Jr.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD L. RAND, JR.	President and Chief Executive Officer	February 23, 2026
Edward L. Rand, Jr.	(Principal Executive Officer)

/S/ DANA S. HENDRICKS	Chief Financial Officer	February 23, 2026
Dana S. Hendricks	(Principal Financial and Accounting Officer)

/S/ BRUCE D. ANGIOLILLO, J.D.	Director	February 23, 2026
Bruce D. Angiolillo, J.D.

/S/ RICHARD J. BIELEN, CPA	Director	February 23, 2026
Richard J. Bielen, CPA

/S/ FABIOLA COBARRUBIAS, M.D.	Director	February 23, 2026
Fabiola Cobarrubias, M.D.

/S/ SAMUEL A. DI PIAZZA, JR.	Director	February 23, 2026
Samuel A. Di Piazza, Jr.

/S/ MAYE HEAD FREI	Director	February 23, 2026
Maye Head Frei

/S/ STACI M. PIERCE, J.D.	Director	February 23, 2026
Staci M. Pierce, J.D.

/S/ SCOTT C. SYPHAX	Director	February 23, 2026
Scott C. Syphax

/S/ KATISHA T. VANCE, M.D.	Director	February 23, 2026
Katisha T. Vance, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ProAssurance Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedules listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of reserve for losses and loss adjustment expenses
Description of the Matter
At December 31, 2025, the incurred but not reported (IBNR) reserves represent a material portion of the Company’s gross reserve for losses and loss adjustment expenses totaling $3.0 billion, the majority of which is comprised of the Company’s medical professional liability business. As explained in Notes 1 and 6 to the financial statements, the reserve for losses and loss adjustment expenses represents management’s best estimate of the estimated ultimate costs of all reported and unreported losses and loss adjustment expenses incurred and unpaid as of the reporting date. IBNR reserves include an estimate for claims that are incurred but not yet reported and expected development on reported claims. The Company updates the data underlying the estimation of the reserve for losses each reporting period and adjusts loss estimation assumptions that best reflect emerging data. Both internal and consulting actuaries perform an in-depth review of the reserve for losses on at least a semi-annual basis using the Company’s loss and exposure data. The actuarial process is highly judgmental, both as to the selection of the various actuarial methodologies, and the significant assumptions within those methodologies, which are based on historical paid and incurred development trends, and in the interpretation of the output of the various methods used.

Auditing management’s best estimate of IBNR reserves required the involvement of our actuarial specialists and was complex and highly judgmental due to sensitivity of the significant assumptions supporting the valuation of the IBNR reserves.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested controls that address the risks of material misstatement related to the estimate of IBNR reserves. This included testing management’s controls over the review and approval processes that management has in place for the methods and significant assumptions used in estimating IBNR reserves.

To test the IBNR reserves, we performed audit procedures that included, among others, evaluating, with the assistance of our actuarial specialists, the Company’s selection of methods against those used in prior periods and used in the industry for similar types of insurance. We evaluated significant assumptions, based on historical paid and incurred loss development trends, relative to the Company’s historical experience and to the extent required compared to industry experience. We involved our actuarial specialists to independently calculate a range of reasonable reserve estimates and compared this range to the Company’s recorded reserves. We also performed a review of the development of prior years’ reserve estimates.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 1977.
Birmingham, Alabama
February 23, 2026

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2025	December 31, 2024
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,793,777 and $3,803,835, respectively; allowance for expected credit losses, $4,306 and $3,399, respectively)	$3,685,787	$3,582,207
Fixed maturities, trading, at fair value (cost, $14,202 and $52,493, respectively)	14,316	53,157
Equity investments, at fair value (cost, $121,766 and $145,411, respectively)	106,988	130,158
Short-term investments	285,629	254,922
Business owned life insurance	82,787	80,179
Investment in unconsolidated subsidiaries	245,472	259,538
Other investments (at fair value, $1,215 and $2,077, respectively, otherwise at cost or amortized cost)	8,400	7,266
Total Investments	4,429,379	4,367,427
Cash and cash equivalents	36,494	54,881
Premiums receivable, net (allowance for expected credit losses, $7,829 and $8,141, respectively)	227,757	228,900
Receivable from reinsurers on paid losses and loss adjustment expenses	19,671	18,226
Receivable from reinsurers on unpaid losses and loss adjustment expenses	334,612	409,069
Prepaid reinsurance premiums	32,933	30,623
Deferred policy acquisition costs	57,406	59,026
Deferred tax asset, net	121,868	163,928
Real estate, net	13,055	29,581
Operating lease ROU assets	13,820	16,514
Intangible assets, net	48,538	54,208
Goodwill	5,500	5,500
Other assets	106,159	136,390
Total Assets	$5,447,192	$5,574,273
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,018,396	$3,257,696
Unearned premiums	403,876	418,756
Reinsurance premiums payable	14,422	27,289
Total Policy Liabilities and Accruals	3,436,694	3,703,741
Operating lease liabilities	14,643	17,390
Other liabilities	226,304	226,520
Debt less unamortized debt issuance costs	420,417	424,873
Total Liabilities	4,098,058	4,372,524
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 64,020,611 and 63,763,789 shares issued, respectively)	640	638
Additional paid-in capital	413,594	408,471
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($21,905) and ($46,681), respectively)	(81,046)	(172,391)
Retained earnings	1,485,640	1,434,725
Treasury shares, at cost (12,606,968 shares as of each respective period end)	(469,694)	(469,694)
Total Shareholders' Equity	1,349,134	1,201,749
Total Liabilities and Shareholders' Equity	$5,447,192	$5,574,273
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2023	$634	$397,919	$(298,607)	$1,423,286	$(419,214)	$1,104,018
Common shares reacquired	—	—	—	—	(50,488)	(50,488)
Common shares issued for compensation	—	1,064	—	—	—	1,064
Share-based compensation	—	5,247	—	—	—	5,247
Net effect of restricted and performance shares issued	2	(676)	—	—	—	(674)
Dividends to shareholders	—	—	—	(2,701)	—	(2,701)
Other comprehensive income (loss)	—	—	94,118	—	—	94,118
Net income (loss)	—	—	—	(38,604)	—	(38,604)
Balance at December 31, 2023	636	403,554	(204,489)	1,381,981	(469,702)	1,111,980
Common shares reacquired	—	—	—	—	8	8
Share-based compensation	—	6,203	—	—	—	6,203
Net effect of restricted and performance shares issued	2	(1,286)	—	—	—	(1,284)
Other comprehensive income (loss)	—	—	32,098	—	—	32,098
Net income (loss)	—	—	—	52,744	—	52,744
Balance at December 31, 2024	638	408,471	(172,391)	1,434,725	(469,694)	1,201,749
Share-based compensation	—	7,771	—	—	—	7,771
Net effect of restricted and performance shares issued	2	(2,648)	—	—	—	(2,646)
Other comprehensive income (loss)	—	—	91,345	—	—	91,345
Net income (loss)	—	—	—	50,915	—	50,915
Balance at December 31, 2025	$640	$413,594	$(81,046)	$1,485,640	$(469,694)	$1,349,134
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2025	2024	2023
Revenues
Net premiums earned	$934,236	$968,250	$977,397
Net investment income	156,498	144,538	128,419
Equity in earnings (loss) of unconsolidated subsidiaries	16,276	22,203	6,791
Net investment gains (losses):
Impairment losses	(1,856)	(3,298)	(3,111)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	358	102	—
Net impairment losses recognized in earnings	(1,498)	(3,196)	(3,111)
Other net investment gains (losses)	(3,988)	5,099	16,939
Total net investment gains (losses)	(5,486)	1,903	13,828
Other income (expense)	(3,496)	13,510	10,777
Total revenues	1,098,028	1,150,404	1,137,212
Expenses
Net losses and loss adjustment expenses	665,418	739,435	800,494
Underwriting, policy acquisition and operating expenses:
Operating expense	199,099	183,909	165,931
DPAC amortization	131,318	135,430	134,813
SPC U.S. federal income tax expense (benefit)	2,413	1,766	1,629
SPC dividend expense (income)	6,873	4,444	6,234
Interest expense	20,838	22,342	23,150
Goodwill impairment	—	—	44,110
Total expenses	1,025,959	1,087,326	1,176,361
Income (loss) before income taxes	72,069	63,078	(39,149)
Provision for income taxes:
Current expense (benefit)	4,366	(2,487)	1,223
Deferred expense (benefit)	16,788	12,821	(1,768)
Total income tax expense (benefit)	21,154	10,334	(545)
Net income (loss)	50,915	52,744	(38,604)
Other comprehensive income (loss), after tax, net of reclassification adjustments	91,345	32,098	94,118
Comprehensive income (loss)	$142,260	$84,842	$55,514
Earnings (loss) per share:
Basic	$0.99	$1.03	$(0.73)
Diluted	$0.99	$1.03	$(0.73)
Weighted average number of common shares outstanding:
Basic	51,341	51,097	52,642
Diluted	51,669	51,266	52,788
Cash dividends declared per common share	$—	$—	$0.05
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2025	2024	2023
Operating Activities
Net income (loss)	$50,915	$52,744	$(38,604)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Goodwill impairment	—	—	44,110
Depreciation and amortization, net of accretion	13,689	17,751	26,015
(Increase) decrease in cash surrender value of BOLI	(2,608)	(2,316)	3,541
Gain on sale of capital assets	(2,212)	—	—
Net investment (gains) losses	5,486	(1,903)	(13,828)
Share-based compensation	7,849	6,203	5,247
Deferred income tax expense (benefit)	16,788	12,821	(1,768)
Policy acquisition costs, net of amortization (net deferral)	1,735	1,310	(2,188)
Equity in (earnings) loss of unconsolidated subsidiaries	(16,276)	(22,203)	(6,791)
Distributed earnings from unconsolidated subsidiaries	22,881	21,156	15,375
Other, net	2,267	(320)	947
Change in:
Premiums receivable	605	6,669	10,525
Reinsurance related assets and liabilities	36,440	43,196	(26,017)
Other assets	13,675	(9,424)	(5,014)
Reserve for losses and loss adjustment expenses	(165,733)	(143,585)	(69,866)
Unearned premiums	(14,926)	(14,959)	10,765
Other liabilities	3,805	22,145	(2,334)
Net cash provided by (used in) operating activities	(25,620)	(10,715)	(49,885)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(892,469)	(770,332)	(419,234)
Equity investments	(4,259)	(2,104)	(1,586)
Other investments	(3,060)	(9,585)	(40,795)
Investment in unconsolidated subsidiaries	(27,716)	(25,845)	(36,739)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	903,483	707,840	493,648
Equity investments	27,283	23,518	3,751
Other investments	934	68,767	77,130
Net sales or (purchases) of fixed maturities, trading	1,742	(4,353)	(4,911)
Return of invested capital from unconsolidated subsidiaries	35,177	44,110	56,609
Net sales or maturities (purchases) of short-term investments	(28,545)	(14,170)	13,198
Unsettled security transactions, net change	1,292	1,842	2,199
Purchases of capital assets	(3,598)	(9,016)	(4,790)
Proceeds from sale of capital assets	19,308	—	—
Net cash impact of deconsolidation of closed years of account from Lloyd's Syndicates operations	(11,102)	—	—
Other	966	—	2,659
Net cash provided by (used in) investing activities	19,436	10,672	141,139
Continued on the following page.

	Year Ended December 31
	2025	2024	2023
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(6,250)	(4,687)	250,000
Repayments of Senior Notes	—	—	(250,000)
Repurchase of common stock	—	8	(50,488)
Dividends to shareholders	—	—	(5,379)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(3,307)	(5,010)	3,503
Other	(2,646)	(1,285)	(2,951)
Net cash provided by (used in) financing activities	(12,203)	(10,974)	(55,315)
Increase (decrease) in cash and cash equivalents	(18,387)	(11,017)	35,939
Cash and cash equivalents at beginning of period	54,881	65,898	29,959
Cash and cash equivalents at end of period	$36,494	$54,881	$65,898

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$19,045	$23,429	$22,314

Significant Non-Cash Transactions
Operating lease liabilities arising from obtaining ROU assets	$—	$2,176	$—
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$—	$(6,500)	$(8,500)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025

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
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary. See Note 13 for more information on ProAssurance's VIE interests. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. ProAssurance subsidiaries located in the U.K. are normally reported on a quarter lag due to timing issues regarding the availability of information, except when information is available that is material to the current period. Furthermore, investment results associated with ProAssurance's FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Basis of Presentation
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements.
Reclassifications
As a result of the segment reorganization in the first quarter of 2025, prior period segment information in Note 15 has been recast to conform to the Company's current segment reporting (see Note 15 for further information).
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
Estimating casualty insurance reserves, and particularly long-tailed insurance reserves, is a complex process. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. For a high proportion of the risks insured or reinsured by ProAssurance, the period of time required to resolve a claim is often five years or more, and claims may be subject to litigation. Estimating losses for these long-tailed claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made. See Note 6 for additional information on ProAssurance's reserve for losses and LAE.
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
December 31, 2025
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
ProAssurance's premiums receivable on its Consolidated Balance Sheet as of December 31, 2025 and 2024 is reported net of the related allowance for expected credit losses of $7.8 million and $8.1 million, respectively. The following tables present a roll forward of the allowance for expected credit losses related to the Company's premiums receivable for the years ended December 31, 2025 and 2024.

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2024	$228,900	$8,141
Provision for expected credit losses		1,569
Write offs charged against the allowance		(2,106)
Recoveries of amounts previously written off		225
Balance, December 31, 2025	$227,757	$7,829

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2023	$235,569	$7,809
Provision for expected credit losses		960
Write offs charged against the allowance		(698)
Recoveries of amounts previously written off		70
Balance, December 31, 2024	$228,900	$8,141
ProAssurance's expected credit losses associated with its reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2025 and 2024. ProAssurance has other financial assets and off-balance-sheet commitments that are exposed to credit losses; however, expected credit losses associated with these assets and commitments were nominal in amount as of December 31, 2025 and 2024.
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
December 31, 2025
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
Impairments
ProAssurance evaluates its available-for-sale investment securities, which at December 31, 2025 and 2024 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent a credit loss. The Company considers a credit loss to have occurred:
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
As of December 31, 2025, ProAssurance uses Interest Rate Swaps that are designated and qualify as highly effective cash flow hedges to manage its exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under the Revolving Credit Agreement. Changes in the fair value of derivatives that are designated and qualify as highly effective cash flow hedges are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. When the change in the fair value of a qualifying cash flow hedge is included in earnings, it is included in the same line item on the Consolidated Statement of Income and Comprehensive Income as the cash flows from the hedged item. The Company has elected not to offset fair value amounts recognized for the Interest Rate Swaps and fair value of the amounts recognized to reclaim cash collateral or the obligation to return cash collateral executed with counterparties under a master netting arrangement. The cash flows of Interest Rate Swaps are classified as operating cash flows.
For derivative instruments not designated as hedging instruments, ProAssurance recognizes the change in fair value of the derivative in earnings during the period of change. As of December 31, 2025, ProAssurance uses foreign currency forward contracts that are designated as an economic hedge (non-hedging instrument) to reduce the market risk related to fluctuations in exchange rates associated with foreign currency denominated available-for-sale fixed maturities and loss reserves. The cash flows of foreign currency forward contracts are classified as operating cash flows and the change in fair value is recognized in the Consolidated Statements of Income and Comprehensive Income as a component of other income (see additional discussion below under the heading "Foreign Currency").
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Monetary assets and liabilities originating in currencies other than the U.S. dollar are remeasured to U.S. dollars at the rates of exchange in effect as of the balance sheet date. The resulting foreign currency gains or losses are recognized in the Consolidated Statements of Income and Comprehensive Income as a component of other income. Monetary assets and liabilities include certain premiums receivable and reserve for losses and LAE as a result of reinsurance transactions conducted with foreign cedents denominated in their local functional currencies. In addition, monetary assets and liabilities include investments, cash and cash equivalents, accrued expenses and other liabilities.
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
December 31, 2025
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

	Gross Carrying Value		Accumulated Amortization		Amortization Expense
	December 31		December 31		Year Ended December 31
(In millions)	2025	2024	2025	2024	2025	2024	2023
Intangible Assets
Non-amortizable	$38.2	$38.2
Amortizable	100.3	100.3	$90.0	$84.3	$5.7	$6.1	$6.5
Total Intangible Assets	$138.5	$138.5
Aggregate amortization expense for intangible assets is estimated to be $3.7 million for the year ended December 31, 2026, $3.4 million for the year ended December 31, 2027, $2.9 million for the year ended December 31, 2028 and nominal in amount for the years ended December 31, 2029 and 2030.
Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment testing is October 1. Impairment of goodwill is tested at the reporting unit level which are: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Of the Company's five reporting units, only the Segregated Portfolio Cell Reinsurance reporting unit has goodwill at December 31, 2025.
There were no changes in the carrying amount of goodwill or accumulated impairment losses for the years ended December 31, 2025 and 2024.
Interim Impairment Assessment
The Company performed a quantitative goodwill impairment assessment on the Workers' Compensation Insurance reporting unit as of September 30, 2023, due to market conditions impacting that reporting unit's actual and projected results along with a broader decline in ProAssurance's stock price that occurred for a sustained period of time during the third quarter of 2023. The analysis indicated impairment of the goodwill associated with the Workers' Compensation Insurance reporting unit and accordingly ProAssurance recorded a $44.1 million charge to fully impair the goodwill in the third quarter of 2023. The facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including the significant assumptions used and other details, are outlined in Note 1 and Note 6 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2024 report on Form 10-K. The changes in the carrying amount of goodwill and accumulated impairment losses by reporting unit for the year ended December 31, 2023 are outlined in Note 6 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2024 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Annual Impairment Assessment
The Company performed its annual goodwill impairment assessment as of October 1, 2025, 2024 and 2023.
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
For the most recent goodwill impairment test performed on October 1, 2025, the Company elected to perform a qualitative impairment test for the Segregated Portfolio Cell Reinsurance reporting unit. Based on previous quantitative assessments, the Segregated Portfolio Cell Reinsurance reporting unit has historically had an excess of fair value over book value and based on current operations is expected to continue to do so; therefore, the Company's annual impairment test for this reporting unit was performed qualitatively.
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
In applying the qualitative approach, management considered macroeconomic factors, industry and market conditions, cost factors that could have a negative impact on the reporting unit, actual financial performance of the reporting unit versus expectations and management's future business expectations. As a result of the annual qualitative assessments in 2025, 2024 and 2023, management concluded that it was not more likely than not that the fair value of the Segregated Portfolio Cell Reinsurance reporting unit was less than its carrying value as of the testing date; therefore, no further impairment testing was required. Management also performed an impairment test of its indefinite lived intangible assets which indicated no impairment as of October 1, 2025, 2024 or 2023.
No goodwill impairment was recorded during the year ended December 31, 2025 or 2024.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
Leases
ProAssurance is involved in a number of leases, primarily for office facilities. The Company determines if an arrangement is a lease at the inception date of the contract and classifies all leases as either financing or operating. Operating leases are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The ROU asset represents the right to use the underlying asset for the lease term. As of December 31, 2025, ProAssurance has no leases that are classified as financing leases.
Operating ROU assets and operating lease liabilities are initially recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. As the majority of ProAssurance's lessors do not provide an implicit discount rate, the Company uses its collateralized incremental borrowing rate in determining the present value of remaining lease payments. Due to the adoption of ASU 2016-02, the Company used its collateralized incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. Subsequent to the initial recognition, the operating ROU asset and operating lease liability are amortized and accreted, respectively, over the lease term in a manner that results in a straight-line operating lease expense. Operating lease expense is included as a component of operating expense on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023. Leases with an initial term of twelve months or less are considered short-term and are not recorded on the Consolidated Balance Sheet; lease expense for these leases is also recognized on a straight-line basis over the lease term. Additionally, for leases entered into or reassessed after the adoption of ASU 2016-02 on January 1, 2019, ProAssurance accounts for lease and non-lease components of a contract as a single lease component.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Real Estate
Real Estate balances are reported at cost or, for properties acquired in business combinations, estimated fair value on the date of acquisition, less accumulated depreciation. Real estate principally consists of properties in use as corporate offices. Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Excess office capacity is leased or made available for lease; rental income is included in other income, and real estate expenses are included in operating expense. Real Estate to be disposed of by sale are classified as held for sale and are reported at the lower of the asset carrying value or fair value, less cost to sell. In December 2025, ProAssurance entered into a LOI for the sale of its Birmingham, AL property to a third party and, as a result, this property was reclassified as assets held for sale. The LOI is subject to a number of customary closing conditions. Real Estate held for sale was approximately $11.1 million at December 31, 2025. In accordance with ASC 360, depreciation was not recorded for the Birmingham, AL property in December 2025 once the asset was classified as held for sale.
During the first quarter of 2025, ProAssurance sold the Franklin, TN property to an unrelated third party, recognizing a gain of $2.2 million in the Consolidated Statements of Income and Comprehensive Income as a component of other income (expense). Proceeds, net of closing costs, of $19.3 million from the sale of the property are included in investing activities on the Consolidated Statements of Cash Flows for the year ended December 31, 2025. In accordance with ASC 360, depreciation was not recorded for the Franklin, TN property during the first quarter of 2025 once the asset was classified as held for sale.
Real estate accumulated depreciation was approximately $14.3 million and $30.1 million at December 31, 2025 and 2024, respectively. Real estate depreciation expense was $0.5 million for the year ended December 31, 2025 and $0.9 million for each of the years ended December 31, 2024 and 2023.
Earned But Unbilled Premiums
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and an experience-based modification factor, where applicable. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. ProAssurance tracks, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the probable additional amount of EBUB as of the balance sheet date. Changes to the EBUB estimate are included in net premiums written and earned in the period recognized. As of December 31, 2025 and 2024, ProAssurance carried EBUB of $7.5 million and $9.1 million, respectively, as a part of premiums receivable. ProAssurance will continue to monitor and adjust the estimate, if necessary, based on changes in insured payrolls and economic conditions, as experience develops or new information becomes known; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted.
Other Liabilities
Other liabilities at December 31, 2025 and 2024 consisted of the following:

(In thousands)	2025	2024
SPC dividends payable	$70,130	$64,985
Deferred compensation liabilities	22,469	33,793
All other	133,705	127,742
Total other liabilities	$226,304	$226,520
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
December 31, 2025
Share-Based Payments
Compensation cost for share-based payments is measured based on the grant-date fair value of the award and recognized over the requisite service period. Excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards, multiplied by the incremental tax rate) are reported as operating cash inflows.
Subsequent Events
ProAssurance evaluates events that occurred subsequent to December 31, 2025 through the date this Form 10-K was filed for recognition or disclosure in its Consolidated Financial Statements.
Accounting Changes Adopted
Improvements to Income Tax Disclosures (ASU 2023-09)
Effective for fiscal years beginning after December 15, 2024, the FASB amended disclosure requirements to provide greater transparency on income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. ProAssurance adopted the guidance as of October 1, 2025 on a retrospective basis, and the adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
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
Interim Reporting Narrow-Scope Improvements (ASU 2025-11)
Effective for interim reporting periods within fiscal years beginning after December 15, 2027, the FASB issued guidance intended to improve navigability and clarify the application of the guidance in ASC 270. The guidance lists the interim disclosures required under U.S. GAAP as well as establishes a disclosure principle. The new disclosure principle requires entities to disclose events or changes that have occurred since the end of the previous annual reporting period and have a material impact on the entity. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
In connection with the Merger, the Company expects to incur significant expenses. However, an estimate of those expenses cannot be made at this time. During 2025, pre-tax transaction-related costs of approximately $16.4 million were included as a component of consolidated operating expense on the Consolidated Statements of Income and Comprehensive Income.
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
The closing of the proposed Merger remains subject to other customary closing conditions, including approval from insurance regulators in the jurisdictions where the Company’s operating subsidiaries are domiciled. As of February 23, 2026, The Doctors Company has received final approval from insurance regulators in Alabama, the District of Columbia, Illinois, Missouri, Texas and Vermont. Review of the proposed Merger by insurance regulators remains pending in California and Pennsylvania. The Company has also obtained final approval from Lloyd’s of London with respect to PRA Corporate Capital Ltd., and from the Cayman Islands Monetary Authority with respect to Inova Re and Eastern Re, each of which is a licensed entity in the Cayman Islands. The timing for completion of the pending reviews is uncertain and not within the Company’s control, but in light of progress made toward satisfaction of closing conditions, the Company currently anticipates closing the transaction by June 30, 2026.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
Fair values of assets measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025

	December 31, 2025
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$219,402	$—	$219,402
U.S. Government-sponsored enterprise obligations	—	9,852	—	9,852
State and municipal bonds	—	430,063	—	430,063
Corporate debt, multiple observable inputs	—	1,682,003	—	1,682,003
Corporate debt, limited observable inputs	—	—	79,511	79,511
Residential mortgage-backed securities	—	591,841	—	591,841
Agency commercial mortgage-backed securities	—	5,360	—	5,360
Other commercial mortgage-backed securities	—	208,121	—	208,121
Other asset-backed securities	—	456,130	3,504	459,634
Fixed maturities, trading	—	14,316	—	14,316
Equity investments
Financial	10,838	2,368	—	13,206
Utilities/Energy	1,103	—	—	1,103
Bond funds	81,137	—	—	81,137
All other	11,542	—	—	11,542
Short-term investments	222,354	63,275	—	285,629
Other investments	—	1,215	—	1,215
Other assets	390	399	—	789
Total assets categorized within the fair value hierarchy	$327,364	$3,684,345	$83,015	4,094,724
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				214,455
Total assets at fair value				$4,309,179

Liabilities:
Other liabilities	$809	$475	$—	$1,284
Total liabilities categorized within the fair value hierarchy	$809	$475	$—	$1,284

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third-party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the years ended December 31, 2025 and 2024.
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
December 31, 2025
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
Fixed maturities, trading are held by the Lloyd's Syndicates corporate member subsidiary and include U.S. Treasury obligations, state and municipal bonds, corporate debt with multiple observable inputs and other asset-backed securities. These securities were valued using the respective valuation methodologies discussed above for each security type.
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
Other assets and liabilities consisted of interest rate swap and foreign currency forward contract derivative instruments, which are discussed in Note 10, valued using a model which considers the forward yield curves and volatilities from other instruments with similar maturities, strike prices and durations.
Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were determined by management if not available. At December 31, 2025 and December 31, 2024, 100% of the securities were rated and the average rating was BBB+.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At December 31, 2025, 86% of the

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
securities were rated and the average rating was A-. At December 31, 2024, 81% of the securities were rated and the average rating was A-.
Equity investments consisted of preferred stock for which limited observable inputs were available at December 31, 2025 and December 31, 2024. The equity securities were primarily priced using broker/dealer quotes and internal models with some inputs that are unobservable.
Other investments consisted of convertible securities for which limited observable inputs were available at December 31, 2025 and December 31, 2024. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations
Below is quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	December 31, 2025	December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$79,511	$81,062	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$3,504	$3,774	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$—	$5,506	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$—	$500	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	December 31, 2025
	Level 3 Fair Value Measurements
	Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets
Balance, December 31, 2024	$81,062	$3,774	$5,506	$500	$90,842
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	49	3	—	—	52
Net investment gains (losses)	(1,727)	—	(5,506)	(521)	(7,754)
Included in other comprehensive income (loss)	629	21	—	—	650
Purchases	20,077	8,321	—	521	28,919
Sales	(14,882)	(479)	—	(500)	(15,861)
Transfers in	6,968	2,198	—	—	9,166
Transfers out	(12,665)	(10,334)	—	—	(22,999)
Balance, December 31, 2025	$79,511	$3,504	$—	$—	$83,015
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(5,214)	$(521)	$(5,735)

	December 31, 2024
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2023	$82,377	$4,414	$5,237	$5,126	$97,154	$(6,500)	$(6,500)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	—	2	—	—	2	—	—
Net investment gains (losses)	—	—	(51)	98	47	6,500	6,500
Included in other comprehensive income (loss)	(85)	(53)	—	—	(138)	—	—
Purchases	18,508	6,248	320	—	25,076	—	—
Sales	(2,814)	(286)	—	(252)	(3,352)	—	—
Transfers in	3,587	—	—	—	3,587	—	—
Transfers out	(20,511)	(6,551)	—	(4,472)	(31,534)	—	—
Balance, December 31, 2024	$81,062	$3,774	$5,506	$500	$90,842	$—	$—
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(51)	$88	$37	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during 2025 and 2024 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At December 31, 2025 and 2024, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of December 31, 2025 and fair values of these investments as of December 31, 2025 and 2024 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	December 31, 2025	December 31, 2025	December 31, 2024
Investment in unconsolidated subsidiaries:
Private debt funds(1)	$3,712	$10,736	$14,190
Long/short equity funds(2)	None	—	4,246
Non-public equity funds(3)	$34,454	92,164	111,441
Credit funds(4)	$56,567	54,373	45,134
Strategy focused funds(5)	$55,213	57,182	51,258
Total investments carried at NAV		$214,455	$226,269
Below is additional information regarding each of the investments listed in the table above as of December 31, 2025.
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
December 31, 2025
funds, redemptions are not permitted. The remaining funds are real estate focused LPs, three of which allow for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at December 31, 2025 or 2024.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	December 31, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$82,787	$82,787	$80,179	$80,179
Other investments	$7,185	$7,185	$5,189	$5,189
Other assets	$23,257	$23,257	$34,793	$34,793
Financial liabilities:
Revolving Credit Agreement*	$125,000	$125,000	$125,000	$125,000
Term Loan*	$114,063	$114,063	$120,313	$120,313
Contribution Certificates	$182,500	$165,449	$181,163	$152,564
Other liabilities	$22,469	$22,469	$33,793	$33,793
* Carrying value excludes unamortized debt issuance costs.
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.
Other investments listed in the table above primarily include FHLB common stock carried at cost and an annuity investment carried at amortized cost. Two of ProAssurance's insurance subsidiaries are members of an FHLB. The estimated fair value of the FHLB common stock was based on the amount the subsidiaries would receive if their memberships were canceled, as the memberships cannot be sold. The fair value of the annuity represents the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $23.2 million and $34.1 million at December 31, 2025 and 2024, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $22.5 million and $33.8 million at December 31, 2025 and December 31, 2024, respectively.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
3. Investments
Available-for-sale fixed maturities at December 31, 2025 and December 31, 2024 included the following:

	December 31, 2025
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$224,114	$—	$871	$5,583	$219,402
U.S. Government-sponsored enterprise obligations	10,124	—	9	281	9,852
State and municipal bonds	439,082	—	4,297	13,316	430,063
Corporate debt	1,807,392	3,767	14,932	57,043	1,761,514
Residential mortgage-backed securities	629,348	210	5,659	42,956	591,841
Agency commercial mortgage-backed securities	6,062	—	10	712	5,360
Other commercial mortgage-backed securities	214,535	62	851	7,203	208,121
Other asset-backed securities	463,120	267	3,431	6,650	459,634
	$3,793,777	$4,306	$30,060	$133,744	$3,685,787

	December 31, 2024
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$256,939	$—	$107	$13,143	$243,903
U.S. Government-sponsored enterprise obligations	15,586	—	—	692	14,894
State and municipal bonds	470,974	—	1,135	25,508	446,601
Corporate debt	1,833,207	2,608	4,241	107,065	1,727,775
Residential mortgage-backed securities	536,194	197	1,628	58,826	478,799
Agency commercial mortgage-backed securities	7,600	—	—	873	6,727
Other commercial mortgage-backed securities	214,019	406	439	12,266	201,786
Other asset-backed securities	469,316	188	1,725	9,131	461,722
	$3,803,835	$3,399	$9,275	$227,504	$3,582,207

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$224,114	$67,296	$121,693	$27,799	$2,614	$219,402
U.S. Government-sponsored enterprise obligations	10,124	1,982	5,125	758	1,987	9,852
State and municipal bonds	439,082	23,839	161,401	129,255	115,568	430,063
Corporate debt	1,807,392	198,422	833,726	566,421	162,945	1,761,514
Residential mortgage-backed securities	629,348					591,841
Agency commercial mortgage-backed securities	6,062					5,360
Other commercial mortgage-backed securities	214,535					208,121
Other asset-backed securities	463,120					459,634
	$3,793,777					$3,685,787
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at December 31, 2025.
Cash and securities with a carrying value of $53.2 million at December 31, 2025 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $50.3 million at December 31, 2025 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support the Company's previous participation in underwriting years that remain open at Syndicate 1729. At December 31, 2025, the fair value of ProAssurance's FAL investments was $15.1 million and were comprised of cash and cash equivalents and, to a lesser extent, investment securities, primarily available-for-sale fixed maturities on deposit with Lloyd's, in order to satisfy these FAL requirements. During 2025, ProAssurance had a net increase in its FAL of approximately $3.1 million in order to support accumulated losses from prior years of account, stemming from aviation and catastrophe-related losses.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2025 and December 31, 2024, including the length of time the investment had been held in a continuous unrealized loss position.

	December 31, 2025
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$157,145	$5,583	$18,979	$706	$138,166	$4,877
U.S. Government-sponsored enterprise obligations	8,819	281	—	—	8,819	281
State and municipal bonds	271,950	13,316	62,940	2,863	209,010	10,453
Corporate debt	1,066,878	57,043	191,825	10,359	875,053	46,684
Residential mortgage-backed securities	317,483	42,956	81,600	4,130	235,883	38,826
Agency commercial mortgage-backed securities	4,909	712	1,059	128	3,850	584
Other commercial mortgage-backed securities	133,487	7,203	40,131	426	93,356	6,777
Other asset-backed securities	149,152	6,650	64,975	1,413	84,177	5,237
	$2,109,823	$133,744	$461,509	$20,025	$1,648,314	$113,719

	December 31, 2024
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$213,505	$13,143	$33,822	$1,561	$179,683	$11,582
U.S. Government-sponsored enterprise obligations	14,894	692	2,603	69	12,291	623
State and municipal bonds	378,425	25,508	82,312	2,261	296,113	23,247
Corporate debt	1,350,139	107,065	222,614	9,593	1,127,525	97,472
Residential mortgage-backed securities	378,461	58,826	118,908	3,810	259,553	55,016
Agency commercial mortgage-backed securities	6,727	873	426	8	6,301	865
Other commercial mortgage-backed securities	151,386	12,266	17,337	188	134,049	12,078
Other asset-backed securities	202,517	9,131	65,870	560	136,647	8,571
	$2,696,054	$227,504	$543,892	$18,050	$2,152,162	$209,454
As of December 31, 2025, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 1,824 debt securities (45.0% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,066 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $4.1 million and $2.5 million, respectively. The securities were evaluated for impairment as of December 31, 2025.
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
Notes to Consolidated Financial Statements
December 31, 2025
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1.
Fixed maturity securities held in an unrealized loss position at December 31, 2025, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the December 31, 2025 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2024	$2,608	$197	$406	$188	$3,399
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,517	26	62	91	1,696
An allowance for credit losses was recorded in a previous period	1,727	—	—	—	1,727
Reductions related to:
Securities sold during the period	(2,085)	(13)	(406)	(12)	(2,516)
Balance, at December 31, 2025	$3,767	$210	$62	$267	$4,306

	Year Ended December 31, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2023	$—	$211	$151	$193	$555
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	2,138	—	406	—	2,544
An allowance for credit losses was recorded in a previous period	470	—	—	—	470
Reductions related to:
Securities sold during the period	—	(14)	(151)	(5)	(170)
Balance, at December 31, 2024	$2,608	$197	$406	$188	$3,399

Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Year Ended December 31
(In millions)	2025	2024	2023
Proceeds from sales (exclusive of maturities and paydowns)	$219.0	$149.3	$51.4
Purchases	$892.5	$770.3	$419.2

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net investment gains (losses) during the period of change. Equity investments on the Consolidated Balance Sheets as of December 31, 2025 and 2024 primarily included bond funds and, to a lesser degree, stocks and investment funds.
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
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Year Ended December 31
(In thousands)	2025	2024	2023
Fixed maturities	$146,454	$133,577	$113,721
Equities	4,446	4,758	4,610
Short-term investments, including Other	11,477	12,463	15,476
BOLI	2,607	2,316	2,489
Investment fees and expenses	(8,486)	(8,576)	(7,877)
Net investment income	$156,498	$144,538	$128,419
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries was as follows:

	December 31, 2025	Carrying Value
(In thousands)	Percentage Ownership	December 31, 2025	December 31, 2024
Qualified affordable housing project tax credit partnerships	See below	$53	$247
All other investments, primarily investment fund LPs/LLCs	See below	245,419	259,291
		$245,472	$259,538
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At December 31, 2025 and December 31, 2024, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 13.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to five of the LPs/LLCs is greater than 25% at December 31, 2025 and 2024, which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $29.0 million and $18.0 million at December 31, 2025 and 2024, respectively. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
a carrying value of $216.4 million and $241.3 million at December 31, 2025 and 2024, respectively. ProAssurance does not have the ability to exert control over any of these funds.
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

	Year Ended December 31
(In thousands)	2025	2024	2023
Qualified affordable housing project tax credit partnerships
Losses (gains) recorded	$(593)	$193	$2,405
Tax credits recognized	$15	$32	$631

Historic tax credit partnership*
Losses (gains) recorded	$(240)	$(864)	$—
*ProAssurance holds a historic tax credit partnership which was fully amortized in 2020. This partnership generated investment returns by providing benefits to partnership investors in the form of tax credits, tax deductible project operating losses and distributions resulting from positive cash flows. ProAssurance received a distribution associated with this investment during 2025 and 2024 as a result of positive cash flows from a completed project, which was recognized as an operating gain.

ProAssurance accounts for its tax credit partnership investments under the equity method of accounting and records its allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For the Company's qualified affordable housing project tax credit partnerships, it adjusts its estimates of their allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. The Company generated a nominal amount of tax credits from its tax credit partnership investments for the years ended December 31, 2025 and 2024 and $0.6 million for the year ended December 31, 2023, which were deferred and are expected to be utilized in future periods. For the year ended December 31, 2025, ProAssurance utilized approximately $13.5 million of tax credits carried forward from 2019 and 2020 and, as of December 31, 2025, the Company had approximately $33.8 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods (see further discussion in Note 5).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Year Ended December 31
(In thousands)	2025	2024	2023
Total impairment losses:
Corporate debt	$(1,514)	$(2,710)	$(2,984)
Other investments	(590)	—	—
Asset-backed securities	248	(588)	(127)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	355	102	—
Asset-backed securities	3	—	—
Net impairment losses recognized in earnings	(1,498)	(3,196)	(3,111)
Gross realized gains, available-for-sale fixed maturities	2,000	1,527	876
Gross realized (losses), available-for-sale fixed maturities	(5,386)	(4,116)	(1,860)
Net realized gains (losses), trading fixed maturities	50	34	(88)
Net realized gains (losses), equity investments	(636)	2,559	496
Net realized gains (losses), other investments	(54)	(826)	(2,417)
Change in unrealized holding gains (losses), trading fixed maturities	(59)	445	68
Change in unrealized holding gains (losses), equity investments	490	(2,313)	5,733
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(395)	866	5,774
Other(1)	2	6,923	8,357
Net investment gains (losses)	$(5,486)	$1,903	$13,828
(1) Includes gains of $6.5 million and $5.0 million related to the decrease in the contingent consideration liability during 2024 and 2023, respectively. See further discussion on the contingent consideration in Note 1.

For the years ended December 31, 2025, 2024 and 2023, ProAssurance recognized credit-related impairment losses in earnings of $1.5 million, $3.2 million and $3.1 million, respectively, and a nominal amount of non-credit impairment losses in OCI for each of the years ended December 31, 2025 and 2024. The credit-related impairment losses recognized in 2025 primarily related to corporate bonds in the consumer, communication and real estate sectors and a security in the technology sector. The credit-related impairment losses recognized in 2024 primarily related to four corporate bonds in the real estate sector. The credit-related impairment losses recognized in 2023 related to two corporate bonds in the financial sector and a mortgage-backed security.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Year Ended December 31
(In thousands)	2025	2024	2023
Balance beginning of period	$1,267	$57	$57
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	1,289	740	—
Impairment has been previously recognized	254	470	—
Reductions due to:
Securities sold during the period	(1,212)	—	—
Balance December 31	$1,598	$1,267	$57

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
The effects of reinsurance for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31
(In thousands)	2025	2024	2023
Direct	$946,739	$992,835	$1,020,538
Assumed	65,966	58,032	61,741
Ceded	(95,792)	(97,192)	(96,285)
Net premiums written	$916,913	$953,675	$985,994
Direct	$960,766	$1,009,010	$1,008,915
Assumed	66,843	57,489	62,861
Ceded	(93,373)	(98,249)	(94,379)
Net premiums earned	$934,236	$968,250	$977,397
Losses and loss adjustment expenses	$718,565	$795,273	$918,695
Reinsurance recoveries	(53,147)	(55,838)	(118,201)
Net losses and loss adjustment expenses	$665,418	$739,435	$800,494
The receivable from reinsurers on unpaid losses and LAE represents management’s estimated amount of future loss payments that will be recoverable under ProAssurance reinsurance agreements. Certain of the Company's reinsurance agreements base the amount of premium that is due to the reinsurer in part on losses reimbursed or to be reimbursed under the agreement, and terms may also include minimum and maximum amounts of ceded premium. Ceded premium amounts are estimated based on management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements, including any minimums or maximums. Given the uncertainty of the ultimate amounts of losses, management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Due to changes in management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries, ProAssurance decreased premiums ceded in its Specialty P&C segment by $2.0 million and $2.4 million during the years ended December 31, 2025 and 2023, respectively, and increased premiums ceded in its Specialty P&C segment by $1.4 million during the year ended December 31, 2024.
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders, and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2025, the net total amounts due from reinsurers was $372.8 million (receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable). No single reinsurer had an individual balance which exceeded $48 million.
At December 31, 2025, reinsurance recoverables totaling approximately $117.6 million were collateralized by letters of credit or funds withheld. Expected credit losses associated with the Company's reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2025, 2024 and 2023. During the years ended December 31, 2025, 2024 or 2023, no reinsurance balances were written off for credit reasons. For further information on the Company's allowance for expected credit losses related to its receivables from reinsurers see Note 1.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
5. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

	December 31
(In thousands)	2025	2024
Deferred tax assets
Unpaid loss discount	$42,478	$45,733
Unearned premium adjustment	20,375	21,319
Compensation related	12,239	15,209
Unrealized losses on investments, net	22,096	47,679
Basis differentials-investments	346	3,578
Intangibles	4,078	5,340
Operating lease liabilities	3,025	3,592
Tax credit carryforward	34,609	47,187
Net operating loss carryforward	28,819	22,792
Other	3,324	—
Total gross deferred tax assets	171,389	212,429
Valuation allowance	(24,806)	(20,754)
Total deferred tax assets, net of valuation allowance	146,583	191,675
Deferred tax liabilities
Deferred policy acquisition costs	(13,007)	(13,064)
Unpaid loss discount-transition	—	(1,259)
Fixed assets	(1,760)	(1,804)
Operating lease ROU assets	(2,852)	(3,409)
Basis differentials-foreign operations	(2,464)	(1,690)
Intangibles	(4,632)	(5,693)
Other	—	(828)
Total deferred tax liabilities	(24,715)	(27,747)
Net deferred tax assets (liabilities)	$121,868	$163,928
As of December 31, 2025, ProAssurance had U.S. federal, U.S. state and U.K. income tax NOL carryforwards of approximately $40.9 million, $203.5 million and $33.9 million, respectively. The U.K. NOL carryforwards do not expire while the U.S. Federal and state NOL carryforwards will begin to expire in 2035 and 2031, respectively.
As a result of the NORCAL acquisition, the Company has U.S. federal NOL carryforwards which as of December 31, 2025 were approximately $14.5 million. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035.
ProAssurance had $33.8 million of available tax credit carryforwards generated from the Company's investments in tax credit partnerships all of which may be carried forward until they begin to expire on December 31, 2039. For the year ended December 31, 2025, ProAssurance utilized approximately $13.5 million of tax credits carried forward from 2019 and 2020.
The Company's total valuation allowance increased by $4.1 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.
In 2025 and 2024, management evaluated the realizability of the deferred tax assets related to the NOL carryforwards of the Company's Lloyd's corporate member subsidiary and concluded that it was more likely than not that the deferred tax assets will not be realized; therefore, a valuation allowance was recorded against the full value of the deferred tax assets related to the U.S. federal and U.K. NOL carryforwards in 2025 and 2024 of $14.0 million and $11.3 million, respectively. The increase in

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
the valuation allowance related to the U.S. federal and U.K. NOL carryforwards in 2025 as compared to 2024 was primarily due to current year activity.
In 2025 and 2024, management evaluated the realizability of the deferred tax asset related to the U.S. state NOL carryforwards and concluded that it was more likely than not that a portion of the deferred tax asset will not be realized; therefore, a valuation allowance was recorded against a portion of the deferred tax asset related to the U.S. state NOL carryforwards in 2025 and 2024 of $9.3 million and $8.1 million, respectively. The increase in the valuation allowance related to the U.S. state NOL carryforwards in 2025 as compared to 2024 was primarily due to current year activity.
Deferred tax assets and liabilities include SPCs the Company participates in at Inova Re, net of a valuation allowance $1.5 million and $1.4 million at December 31, 2025 and 2024, respectively. Due to the cumulative losses in recent years, management concluded that a valuation allowance was required against the DTAs of certain SPCs as of December 31, 2025 and 2024.
ProAssurance files income tax returns in various states, the U.S. federal jurisdiction and the U.K. ProAssurance had a payable for U.S. federal and U.K. income taxes carried as part of other liabilities of $2.4 million and $1.0 million at December 31, 2025 and December 31, 2024, respectively.
The statute of limitations is now closed for all tax years prior to 2022.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2025, 2024 and 2023, were as follows:

(In thousands)	2025	2024	2023
Balance at January 1	$179	$4,791	$3,623
Decreases for tax positions taken during the current year	—	(487)	—
Increases for tax positions taken during prior years	—	23	1,391
Decreases for tax positions taken during prior years	(179)	—	—
Decreases relating to a lapse of the applicable statute of limitations	—	(4,148)	(223)
Balance at December 31	$—	$179	$4,791
Income tax expense (benefit) for each of the years ended December 31, 2025, 2024 and 2023 consisted of the following:

(In thousands)	2025	2024	2023
Provision for income taxes:
Current expense (benefit)
Federal	$4,061	$(2,993)	$716
State	305	506	507
Total current expense (benefit)	4,366	(2,487)	1,223
Deferred expense (benefit)
Federal	16,736	12,581	(1,410)
State	52	240	(358)
Total deferred expense (benefit)	16,788	12,821	(1,768)
Total income tax expense (benefit)	$21,154	$10,334	$(545)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Income tax payments (refunds) for each of the years ended December 31, 2025, 2024 and 2023 consisted of the following:

(In thousands)	2025	2024	2023
Income tax paid (refunded):
Federal	$2,998	$158	$(11,796)
State:
Florida	272	174	200
New York	—	44	217
Other	189	43	(18)
Total state	461	261	399
Total income tax paid (refunded)	$3,459	$419	$(11,397)
A reconciliation of “expected” federal income tax expense (benefit) to actual income tax expense (benefit) and the effects on the Company's effective tax rate for each of the years ended December 31, 2025, 2024 and 2023. The comparability of each factor's impact on ProAssurance's effective tax rate is affected by the consolidated pre-tax income recognized during the years ended December 31, 2025 and 2024 as compared to the consolidated pre-tax loss recognized in 2023. Factors that have the same directional impact on income tax expense in each period have an opposite impact on the Company's effective tax rate due to the effective tax rate being calculated based upon a pre-tax income during the year ended December 31, 2024 as compared to the pre-tax loss during 2023. These factors include the following:

($ in thousands)	2025		2024		2023
	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
U.S. federal statutory tax rate	$15,134	21.0%	$13,247	21.0%	$(8,221)	21.0%
State and local income tax, net of federal tax effect(1)	79	0.1%	911	1.4%	65	(0.2%)
Foreign tax effects:
United Kingdom
Change in valuation allowance	743	1.0%	800	1.3%	(636)	1.6%
Other	732	1.0%	(186)	(0.3%)	292	(0.7%)
Effect of cross-border tax laws	229	0.3%	292	0.5%	412	(1.0%)
Change in unrecognized tax benefits(2)	(783)	(1.1%)	(3,004)	(4.8%)	1,546	(3.9%)
Tax credits	(15)	—%	(32)	(0.1%)	(631)	1.6%
Non-taxable or non-deductible items:
Change in limitation of future deductibility of certain executive compensation	3,316	4.5%	(198)	(0.3%)	932	(2.4%)
Transaction-related costs(3)	1,496	2.1%	—	—%	—	—%
Tax-exempt income(4)	(984)	(1.4%)	(1,062)	(1.7%)	(1,192)	3.0%
Acceleration of tax credit partnership income(5)	902	1.3%	408	0.7%	35	(0.1%)
Tax deficiency (excess tax benefit) on share-based compensation	57	0.1%	708	1.1%	191	(0.5%)
Goodwill impairment(6)	—	—%	—	—%	9,263	(23.7%)
Non-taxable contingent consideration(7)	—	—%	(1,415)	(2.2%)	(1,785)	4.6%
Non-taxable gain from life insurance proceeds	—	—%	(42)	(0.1%)	(682)	1.7%
Other	104	0.1%	(354)	(0.6%)	(106)	0.3%
Other adjustments	144	0.4%	261	0.5%	(28)	0.1%
Total income tax expense (benefit)	$21,154	29.4%	$10,334	16.4%	$(545)	1.4%
(1) Primarily includes state income taxes, net of federal tax effect, in Florida, Illinois and New York for the years ended December 31, 2025, 2024 and 2023.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
(2) We evaluate tax positions taken on tax returns and recognize positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. We review uncertain tax positions each quarter considering changes in facts and circumstances and make adjustments as we consider necessary. As a result of this review, we remeasured the tax benefit related to uncertain tax positions during 2025. For 2024, the change represents the benefit for tax positions whose statute of limitations has expired. For 2023, the change primarily represents an increase in unrecognized tax benefits related to tax positions taken in a prior year.
(3) Represents the tax impact of the non-deductible portion of transaction-related costs incurred during 2025 associated with the proposed merger transaction with The Doctors Company (see Note 1).
(4) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(5) Represents the acceleration of the Company's allocable portion of income arising from a historic tax credit partnership exiting certain properties.
(6) Represents the tax impact of the impairment of non-deductible goodwill in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023 (see further discussion on the impairment charge in Note 1).
(7) Represents the tax impact of a decrease in the contingent consideration liability issued in connection with the NORCAL acquisition of $6.5 million and the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting year ended December 31, 2024 as compared to a decrease in the contingent consideration liability of $8.5 million for the year ended December 31, 2023, all of which are non-taxable. See further discussion on the contingent consideration in Note 1.
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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves. ProAssurance considers the views of the actuaries as well as other factors, such as premium rates, historical paid and incurred loss development trends and an evaluation of the current loss environment including frequency, severity, expected effect of inflation (monetary, social and medical), general economic and social trends, and the legal and political environment in establishing the amount of its reserve for losses. ProAssurance's booked reserves as of December 31, 2025 include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in significant changes to the Company's reserve estimates in future periods.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2025	2024	2023
Balance, beginning of year	$3,257,696	$3,401,281	$3,471,147
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	409,069	445,573	431,889
Net balance, beginning of year	2,848,627	2,955,708	3,039,258
Net losses:
Current year	755,732	779,650	794,848
(Favorable) unfavorable development of reserves established in prior years, net(1)	(90,314)	(40,215)	5,646
Total	665,418	739,435	800,494
Paid related to:
Current year	(102,589)	(106,443)	(105,133)
Prior years	(743,592)	(733,248)	(782,048)
Total paid	(846,181)	(839,691)	(887,181)
Foreign currency exchange rate (gains) losses(2)	15,920	(6,825)	3,137
Net balance, end of year	2,683,784	2,848,627	2,955,708
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	334,612	409,069	445,573
Balance, end of year	$3,018,396	$3,257,696	$3,401,281
(1) Net prior accident year reserve development recognized for the years ended December 31, 2025, 2024 and 2023 included $3.4 million, $5.3 million and $8.3 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
(2) Foreign currency exchange rate (gains) losses are related to foreign currency denominated loss reserves associated with international insurance exposures in the Specialty P&C segment, primarily related to a strategic partnership with an international medical professional liability insured. Foreign currency exchange rate (gains) losses on foreign currency denominated loss reserves are reflected through net income (loss) as a component of other income (expense) in the Consolidated Statements of Income and Comprehensive Income and reported in the Corporate segment.
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods.
The consolidated net favorable prior year reserve development recognized for the year ended December 31, 2025 primarily reflected:
•Net favorable development of $79.8 million recognized in the Specialty P&C segment driven by $77.2 million of net favorable development in the segment's MPL line of business, principally related to accident years 2019 through 2022, $10.0 million related to the Medical Technology Liability line of business, principally related to accident years 2021 through 2023, and $3.4 million related to purchase accounting amortization (see previous discussion in footnote 1 in the table above). The net favorable development in the Specialty P&C segment was partially offset by $8.5 million of unfavorable development attributable to the Company's Lloyd’s Syndicates operations (participation discontinued), primarily aviation related losses, and $2.3 million of unfavorable development related to the legal professional liability book of business, primarily reflecting an increase for an ECO/XPL claim.
•Consolidated net favorable development recognized during the year ended December 31, 2025 also included net favorable development of $2.7 million in the Workers' Compensation Insurance segment reflecting a reduction of the AAD liability, overall favorable trends in claim closing patterns in the 2024 accident year as well as a large claim reserve reduction from the 2021 accident year, which had previously exceeded the per person maximum limit under the reinsurance contract.
•Consolidated net favorable loss development recognized during the year ended December 31, 2025 also included net favorable development of $7.8 million in the Segregated Portfolio Cell Reinsurance segment consisting of $7.1 million related to workers' compensation business, reflecting favorable trends in claim closing patterns primarily in accident

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
years 2021 through 2024, and $0.7 million related to the MPL business, reflecting favorable trends in claim closing patterns primarily related to the 2023 and 2024 accident years.
The consolidated net favorable prior year reserve development recognized for the year ended December 31, 2024 primarily reflected:
•Net favorable prior year reserve development in the Specialty P&C segment of $33.9 million in the segment's MPL line of business, principally related to accident years 2019 through 2021. Further, net favorable reserve development reflected $4.5 million of favorable development related to the segment's Medical Technology Liability line of business, partially offset by unfavorable reserve development of $6.8 million attributable to the Company's discontinued participation in Lloyd’s Syndicates operations, primarily aviation related losses.
•Consolidated net favorable loss development recognized during the year ended December 31, 2024 also included net favorable development of $2.8 million in the Segregated Portfolio Cell Reinsurance segment related to workers' compensation business of $3.1 million, principally related to accident years 2018 through 2023, partially offset by unfavorable development of $0.3 million related to MPL business driven by higher than expected claim frequency in one program in which the Company does not participate in the underwriting results.
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
December 31, 2025
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
All information prior to 2025 disclosed in the Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance, Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance and Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance tables that follow is presented as supplementary information. The “Cumulative Number of Reported Claims” in the tables that follow includes the combined number of claims for an accident year and excludes projected unreported IBNR claims. A claim is considered reported when ProAssurance becomes aware of and accepts it for coverage under the terms of the Company's insurance contracts.
Medical Professional Liability Reserve
MPL loss costs are impacted by many factors, including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials including the impacts of social inflation, the legislative and judicial climate where any potential litigation may occur, general economic and social conditions and, for claims involving bodily injury, the trend of healthcare costs. ProAssurance sets an initial reserve based upon the evaluation of the current loss environment including frequency, severity, the expected effect of inflation, general economic and social trends, and the legal and political environment. The initial loss ratio for MPL business has ranged from 83% to 87% in the past five years.
ProAssurance has elected to present reserve history for NORCAL in all periods shown in the Medical Professional Liability tables below, including periods prior to acquisition.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Medical Professional Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2025
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year	Unaudited
2016	$484,153	$488,349	$507,586	$555,416	$554,395	$560,840	$557,097	$556,531	$550,544	$546,452	$6,288	5,739
2017	—	$508,072	$506,207	$577,401	$569,737	$573,570	$557,620	$554,336	$558,362	558,376	$6,790	6,033
2018	—	—	$544,617	$643,864	$630,169	$636,023	$642,948	$644,705	$648,246	648,230	$(4,968)	6,630
2019	—	—	—	$670,958	$664,934	$642,370	$646,676	$656,790	$653,012	640,691	$3,249	6,493
2020	—	—	—	—	$593,994	$574,274	$557,651	$601,642	$600,104	596,520	$(836)	5,238
2021	—	—	—	—	—	$527,718	$524,325	$508,391	$500,764	492,465	$(3,781)	4,067
2022	—	—	—	—	—	—	$464,069	$475,752	$476,551	457,178	$21,519	3,597
2023	—	—	—	—	—	—	—	$465,702	$477,274	482,069	$11,381	3,641
2024	—	—	—	—	—	—	—	—	$460,088	460,508	$33,541	3,344
2025	—	—	—	—	—	—	—	—	—	465,171	$250,537	2,759
Total										$5,347,660
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year	Unaudited
2016	$27,442	$137,338	$276,548	$378,828	$440,163	$472,441	$499,431	$524,901	$525,150	$527,707
2017	—	$32,342	$147,515	$288,695	$351,548	$419,180	$467,423	$496,970	$520,794	527,896
2018	—	—	$34,238	$159,657	$279,204	$367,522	$450,952	$520,383	$561,247	593,058
2019	—	—	—	$37,755	$144,225	$259,889	$364,411	$463,007	$528,008	563,884
2020	—	—	—	—	$32,270	$117,153	$234,804	$341,481	$429,227	483,048
2021	—	—	—	—	—	$23,494	$110,483	$205,414	$286,729	359,014
2022	—	—	—	—	—	—	$24,792	$103,111	$210,069	273,424
2023	—	—	—	—	—	—	—	$26,206	$97,852	196,170
2024	—	—	—	—	—	—	—	—	$27,029	98,967
2025	—	—	—	—	—	—	—	—	—	23,508
Total										3,646,676

All outstanding liabilities before 2016, net of reinsurance										21,299
Liabilities for losses and loss adjustment expenses, net of reinsurance										$1,722,283

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Medical Professional Liability Occurrence

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2025
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year	Unaudited
2016	$56,089	$49,795	$53,358	$56,345	$66,886	$64,122	$68,674	$68,079	$70,844	$68,555	$1,581	626
2017	—	$45,463	$42,338	$40,983	$44,449	$46,865	$50,652	$50,747	$49,727	49,124	$1,194	717
2018	—	—	$59,351	$61,880	$63,576	$73,599	$74,419	$76,975	$75,255	74,531	$2,109	726
2019	—	—	—	$63,548	$58,555	$70,926	$86,543	$87,535	$83,533	77,863	$1,070	794
2020	—	—	—	—	$165,955	$178,804	$181,643	$183,767	$168,435	146,760	$13,740	1,189
2021	—	—	—	—	—	$82,590	$81,254	$86,436	$87,403	77,662	$3,866	526
2022	—	—	—	—	—	—	$82,436	$66,926	$64,944	72,233	$15,334	440
2023	—	—	—	—	—	—	—	$56,795	$58,064	63,693	$22,950	363
2024	—	—	—	—	—	—	—	—	$62,272	62,817	$41,263	271
2025	—	—	—	—	—	—	—	—	—	68,093	$59,775	179
Total										$761,331
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year	Unaudited
2016	$44	$2,750	$15,433	$28,362	$40,766	$48,691	$54,324	$58,386	$60,862	$61,759
2017	—	$(6,631)	$(3,385)	$3,592	$11,051	$19,696	$30,489	$38,687	$42,585	43,821
2018	—	—	$444	$6,193	$15,229	$26,932	$37,828	$49,549	$56,309	60,155
2019	—	—	—	$628	$4,575	$10,399	$26,359	$44,758	$57,332	62,455
2020	—	—	—	—	$397	$6,194	$21,100	$42,129	$54,935	82,655
2021	—	—	—	—	—	$762	$4,335	$16,268	$30,686	37,392
2022	—	—	—	—	—	—	$675	$3,329	$13,579	26,639
2023	—	—	—	—	—	—	—	$463	$4,962	11,135
2024	—	—	—	—	—	—	—	—	$469	3,292
2025	—	—	—	—	—	—	—	—	—	654
Total										389,957

All outstanding liabilities before 2016, net of reinsurance										7,243
Liabilities for losses and loss adjustment expenses, net of reinsurance										$378,617

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Medical Professional Liability Claims-Made	5.4%	17.4%	21.3%	15.5%	13.5%	8.9%	5.5%	4.6%	0.7%	0.5%
Medical Professional Liability Occurrence	(0.7%)	5.2%	12.7%	17.3%	15.2%	16.9%	10.1%	6.3%	3.1%	1.3%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
Medical Technology Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2025
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year	Unaudited
2016	$9,200	$8,467	$7,413	$6,422	$6,241	$4,491	$5,145	$4,721	$4,901	$4,606	$11	182
2017	—	$11,049	$10,143	$8,306	$4,919	$3,381	$5,351	$4,349	$4,299	4,185	$112	98
2018	—	—	$10,141	$8,108	$7,506	$4,961	$4,646	$5,233	$5,483	4,446	$174	216
2019	—	—	—	$10,072	$8,324	$9,588	$7,658	$8,907	$7,332	8,402	$803	336
2020	—	—	—	—	$11,082	$10,671	$9,150	$7,949	$6,468	5,904	$2,153	178
2021	—	—	—	—	—	$13,914	$11,909	$9,927	$10,512	8,603	$2,211	174
2022	—	—	—	—	—	—	$15,014	$14,718	$12,160	9,990	$4,932	181
2023	—	—	—	—	—	—	—	$16,268	$15,543	10,619	$8,048	250
2024	—	—	—	—	—	—	—	—	$16,860	16,861	$14,923	273
2025	—	—	—	—	—	—	—	—	—	17,011	$16,161	180
Total										$90,627
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year	Unaudited
2016	$53	$1,690	$2,365	$2,959	$4,295	$4,342	$4,383	$4,415	$4,593	$4,595
2017	—	$56	$1,681	$2,017	$2,360	$2,867	$4,073	$4,072	$4,072	4,073
2018	—	—	$6	$191	$1,850	$2,651	$3,065	$4,185	$4,188	4,196
2019	—	—	—	$584	$2,552	$3,902	$5,321	$5,700	$6,384	7,599
2020	—	—	—	—	$40	$526	$1,034	$2,412	$3,584	3,666
2021	—	—	—	—	—	$4	$384	$3,374	$3,816	6,089
2022	—	—	—	—	—	—	$24	$500	$2,128	4,353
2023	—	—	—	—	—	—	—	$—	$129	460
2024	—	—	—	—	—	—	—	—	$35	870
2025	—	—	—	—	—	—	—	—	—	293
Total										36,194

All outstanding liabilities before 2016, net of reinsurance										1,357
Liabilities for losses and loss adjustment expenses, net of reinsurance										$55,790

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Medical Technology Liability	1.2%	14.0%	17.4%	15.2%	16.9%	12.9%	3.8%	0.3%	1.9%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
Workers' Compensation Insurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2025
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year	Unaudited
2016	$101,348	$97,348	$92,148	$84,799	$82,799	$80,751	$78,808	$78,892	$78,889	$78,862	$—	15,979
2017	—	$99,874	$99,874	$99,874	$97,874	$95,674	$92,715	$92,000	$91,411	91,433	$150	16,085
2018	—	—	$118,095	$118,095	$120,095	$120,095	$120,056	$119,086	$118,249	117,922	$144	18,017
2019	—	—	—	$115,852	$115,852	$115,352	$112,534	$111,296	$110,159	110,024	$150	17,531
2020	—	—	—	—	$102,475	$102,475	$101,621	$100,486	$100,608	100,917	$—	14,530
2021	—	—	—	—	—	$105,722	$108,722	$112,606	$112,642	111,918	$—	15,498
2022	—	—	—	—	—	—	$104,675	$112,858	$113,386	114,221	$212	15,156
2023	—	—	—	—	—	—	—	$114,013	$112,931	113,007	$1,767	15,102
2024	—	—	—	—	—	—	—	—	$116,609	115,859	$6,740	15,621
2025	—	—	—	—	—	—	—	—	—	114,600	$36,045	14,943
Total										$1,068,763
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year	Unaudited
2016	$28,377	$58,192	$69,237	$74,886	$76,954	$77,546	$77,265	$77,575	$77,757	$77,977
2017	—	$31,586	$70,333	$82,289	$87,129	$88,504	$88,953	$89,421	$89,931	90,258
2018	—	—	$41,619	$86,063	$104,216	$110,928	$114,525	$115,792	$116,256	116,581
2019	—	—	—	$40,994	$84,108	$100,373	$105,727	$107,525	$107,945	108,579
2020	—	—	—	—	$32,447	$74,532	$90,174	$95,213	$97,114	98,706
2021	—	—	—	—	—	$39,634	$81,551	$98,292	$103,578	106,827
2022	—	—	—	—	—	—	$38,976	$85,584	$101,291	107,596
2023	—	—	—	—	—	—	—	$38,921	$85,066	100,807
2024	—	—	—	—	—	—	—	—	$39,056	84,376
2025	—	—	—	—	—	—	—	—	—	43,709
Total										935,416

All outstanding liabilities before 2016, net of reinsurance										3,159
Liabilities for losses and loss adjustment expenses, net of reinsurance										$136,506

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Workers' Compensation Insurance	35.1%	39.7%	14.4%	5.5%	2.3%	0.9%	0.3%	0.4%	0.3%	0.3%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Segregated Portfolio Cell Reinsurance - Workers' Compensation Reserve
The Company estimates and reserves for the workers' compensation business assumed by the Segregated Portfolio Cell Reinsurance segment in the same manner as for its workers' compensation business in the Workers' Compensation Insurance segment, as previously discussed.
Segregated Portfolio Cell Reinsurance - Workers' Compensation

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2025
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year	Unaudited
2016	$37,601	$34,055	$30,998	$29,424	$28,437	$28,411	$28,175	$27,873	$27,740	$27,744	$—	5,327
2017	—	$42,725	$38,594	$34,246	$32,879	$32,763	$32,514	$32,544	$32,552	32,527	$106	5,707
2018	—	—	$43,654	$41,283	$40,017	$38,718	$38,197	$37,376	$36,951	36,882	$174	6,342
2019	—	—	—	$48,505	$42,345	$38,815	$37,490	$36,608	$36,562	36,131	$257	6,157
2020	—	—	—	—	$40,094	$38,602	$36,107	$34,924	$34,547	34,411	$223	5,795
2021	—	—	—	—	—	$39,510	$37,185	$34,518	$33,227	32,775	$283	5,182
2022	—	—	—	—	—	—	$37,978	$38,811	$38,417	37,566	$741	4,714
2023	—	—	—	—	—	—	—	$35,305	$35,062	33,717	$1,247	4,064
2024	—	—	—	—	—	—	—	—	$34,348	30,533	$3,798	3,844
2025	—	—	—	—	—	—	—	—	—	28,544	$10,123	3,130
Total										$330,830
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Accident Year	Unaudited
2016	$10,980	$23,003	$26,285	$27,162	$27,211	$27,585	$27,583	$27,640	$27,646	$27,660
2017	—	$12,404	$24,791	$28,853	$31,140	$31,631	$31,875	$31,904	$31,985	32,147
2018	—	—	$12,517	$27,501	$33,236	$35,754	$36,010	$36,117	$36,229	36,409
2019	—	—	—	$15,100	$29,604	$33,314	$34,829	$35,323	$35,426	35,583
2020	—	—	—	—	$11,238	$26,626	$30,680	$32,961	$33,623	33,812
2021	—	—	—	—	—	$12,465	$26,495	$30,441	$31,671	31,869
2022	—	—	—	—	—	—	$13,420	$28,749	$33,265	35,377
2023	—	—	—	—	—	—	—	$11,304	$24,947	29,354
2024	—	—	—	—	—	—	—	—	$13,553	23,927
2025	—	—	—	—	—	—	—	—	—	10,260
Total										296,398

All outstanding liabilities before 2016, net of reinsurance										404
Liabilities for losses and loss adjustment expenses, net of reinsurance										$34,836

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Segregated Portfolio Cell Reinsurance - workers' compensation	37.4%	40.6%	12.4%	5.3%	1.0%	0.6%	0.2%	0.3%	0.3%	0.1%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Below is a reconciliation of the claims development information to the Consolidated Balance Sheet:

(In thousands)	December 31, 2025
Net outstanding liabilities
Medical Professional Liability claims-made	$1,722,283
Medical Professional Liability occurrence	378,617
Medical Technology Liability claims-made	55,790
Workers' Compensation Insurance	136,506
Segregated Portfolio Cell Reinsurance - workers' compensation	34,836
Other short-duration lines	131,255
Liabilities for losses and loss adjustment expenses, net of reinsurance	2,459,287

Reinsurance recoverable on unpaid losses
Medical Professional Liability claims-made	180,976
Medical Professional Liability occurrence	40,049
Medical Technology Liability claims-made	34,721
Workers' Compensation Insurance	37,834
Segregated Portfolio Cell Reinsurance - Workers' Compensation	23,353
Other short-duration lines	17,679
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	334,612

Reserve for the future utilization of the DDR benefit	94,700
Unallocated loss adjustment expenses	114,169
Annual Aggregate Deductible	8,638
Loss portfolio transfer(1)	981
Purchase accounting adjustments(2)	6,433
Other	(424)
224,497
Gross liability for losses and loss adjustment expenses	$3,018,396
(1) Represents the reserve for retroactive coverages, net of any applicable deferred gains, related to the loss portfolio transfer entered into during 2019.
(2) Represents the remaining unamortized fair value adjustment on the net reserve for losses and loss adjustment expenses and negative VOBA recorded on the DDR reserve associated with the Company's acquisition of NORCAL.

7. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2025, there were no material reserves established for corporate legal actions.
As of December 31, 2025, ProAssurance had total funding commitments primarily related to non-public investment entities of approximately $203.6 million.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
8. Leases
ProAssurance is involved in a number of operating leases that are primarily for office facilities. Office facility leases have remaining lease terms ranging from one year to five years; some of which include options to extend the leases for up to ten years, and some of which include an option to terminate the lease within one year. ProAssurance subleases certain office facilities to third parties and classifies these leases as operating leases.
The following table provides a summary of the components of net lease expense as well as the reporting location in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023.

(In thousands)	Location in the Consolidated Statements of Income and Comprehensive Income	Year Ended December 31
		2025	2024	2023
Operating lease expense(1)	Operating expense	$3,342	$3,636	$4,546
Sublease income(2)	Other income	(266)	(288)	(396)
Net lease expense		$3,076	$3,348	$4,150
(1) Includes short-term lease costs and variable lease costs, if applicable. For the years ended December 31, 2025 and 2023, we recognized a nominal amount of short-term lease costs and variable lease costs. For the year ended December 31, 2024, no short-term lease costs were recognized and variable lease costs were nominal in amount.
(2) Sublease income excludes rental income from owned properties of $1.8 million for the year ended December 31, 2025 and $2.8 million for each of the years ended December 31, 2024 and 2023, which is included in other income. See “Item 2. Properties” for a listing of currently owned properties.
The following table provides supplemental lease information for operating leases on the Consolidated Balance Sheet as of December 31, 2025 and December 31, 2024.

	Year Ended December 31
($ in thousands)	2025	2024
Operating lease ROU assets	$13,820	$16,514
Operating lease liabilities	$14,643	$17,390
Weighted-average remaining lease term	5.42 years	6.25 years
Weighted-average discount rate	4.48%	3.57%
The following table provides supplemental lease information for the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31
(In thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,307	$3,564	$4,573
The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2025.

(In thousands)
2026	$3,241
2027	3,274
2028	2,910
2029	2,474
2030	1,903
Thereafter	2,306
Total future minimum lease payments	16,108
Less: Imputed interest	1,465
Total operating lease liabilities	$14,643

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
9. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	December 31, 2025	December 31, 2024
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 3.88%) paid annually in April	$182,500	$181,163
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $300 million aggregately, including a $50 million accordion feature; Revolving Credit Agreement expires in 2028. The effective interest rate was 5.65% as of December 31, 2025.	125,000	125,000
Term Loan, principal repayments in quarterly installments began June 30, 2024; Term Loan expires in 2028. The effective interest rate was 5.77% as of December 31, 2025.	114,063	120,313
Total principal	421,563	426,476
Less unamortized debt issuance costs	1,146	1,603
Debt less unamortized debt issuance costs	$420,417	$424,873
Contribution Certificates
On May 5, 2021, NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of the NORCAL acquisition. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the term of the certificates of ten years as an increase to interest expense. In addition, interest payments are subject to deferral if ProAssurance does not receive permission from the California Department of Insurance prior to payment. ProAssurance received permission from the California Department of Insurance to pay the annual interest payment, which was paid in April 2025. There are no financial covenants associated with the Contribution Certificates.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps"), each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. As of December 31, 2025, the margin component of the interest rate on the outstanding borrowings under the Revolving Credit Agreement and Term Loan was 1.98% and 2.10%, respectively, based on ProAssurance's debt to capitalization ratio as of September 30, 2025 resulting in a total interest rate of 5.17% and 5.31%, respectively, including the effect of the Interest Rate Swaps on the base rate. Additional information regarding the Company's Revolving Credit Agreement and Term Loan is provided in Note 9.
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps which is reflected as a component of other liabilities on the Consolidated Balance Sheet. Those cash collateral balances were $0.8 million and $6.7 million at December 31, 2025 and 2024, respectively.
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
ProAssurance deposited cash collateral with the counterparty to secure the net present value of future cash flows associated with the foreign currency forward contracts which is reflected as a component of other assets on the Consolidated Balance Sheet. This cash collateral balance was $0.4 million at December 31, 2025.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
The following table provides a summary of the volume and fair value position of the Company's derivative instruments as well as the reporting location in the Consolidated Balance Sheet as of December 31, 2025 and 2024.

($ in thousands)		December 31, 2025			December 31, 2024
Derivative Instruments	Location in the Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Cash Flow Hedge- Interest Rate Swaps	Other Assets	2	$239,063	$399	2	$245,313	$5,801
Foreign Currency Forwards	Other Assets (Liabilities)	1	$133,204	$(475)	1	$5,470	$293
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps and foreign currency forwards is provided in Note 2.
For the years ended December 31, 2025, 2024 and 2023, ProAssurance reclassified a gain on the Interest Rate Swaps from AOCI, net of tax, into earnings as shown in the table below:

		Qualifying Cash Flow Hedges - Gains (Losses) Reclassified from AOCI, net of tax, to Earnings
(In thousands)		Year Ended December 31
Derivatives Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2025	2024	2023
Cash Flow Hedge- Interest Rate Swaps	Interest Expense	$2,011	$3,892	$36
At December 31, 2025, management estimates that it will reclassify approximately $0.5 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 11.
The following table presents the pre-tax impact of the change in the fair value of the foreign currency forwards and the reporting location in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2025 and 2024.

(In thousands)		Year Ended December 31
Derivatives not Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2025	2024	2023
Foreign Currency Forwards	Other Income (Expense)	$5,316	$293	$—
As a result of the utilization of derivative instruments, ProAssurance is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of December 31, 2025, the counterparty involved with the Interest Rate Swaps had an investment grade rating of A and the counterparty involved with the foreign currency forwards had an investment grade rating of BBB. Each counterparty has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
11. Shareholders’ Equity
At December 31, 2025 and 2024, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
The following is a summary of changes in common shares issued and outstanding during the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Issued and outstanding shares - January 1	51,157	50,970	53,964
Repurchase of shares, at cost of $50.5 million for 2023	—	—	(3,143)
Shares issued due to vesting of share-based compensation awards	224	158	61
Other shares issued for compensation*	33	29	88
Issued and outstanding shares - December 31	51,414	51,157	50,970
* Shares issued were valued at fair value (the market price of a ProAssurance common share on the date of issue).
As of December 31, 2025, approximately 1.7 million of authorized common shares were reserved for the issuance of currently outstanding restricted share and performance share unit awards under the incentive compensation plans described in Note 12.
ProAssurance's board declared quarterly cash dividends of $0.05 per share during the first quarter of 2023 totaling $2.7 million, which were paid in the month following the quarter in which they were declared.
ProAssurance's ability to pay dividends to its shareholders is limited by its holding company structure, to the extent of the net assets held by its insurance subsidiaries, as discussed in Note 17. Otherwise, there are no other regulatory restrictions on ProAssurance's retained earnings or net income that materially impact its ability to pay dividends. Based on shareholders' equity at December 31, 2025, total equity of $518.5 million was free of debt covenant restrictions regarding the payment of dividends. However, any decision to pay cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. In light of the price range in which the Company's stock has traded beginning in the second quarter of 2023, the Board decided to suspend payment of a quarterly cash dividend. Instead, the Company used available capital to repurchase shares pursuant to the existing share repurchase authorization.
As of December 31, 2025, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. The timing and quantity of share repurchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations as well as the rules of the NYSE.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax expense of $24.8 million, $9.1 million and $25.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
The changes in the balance of each component of AOCI for the years ended December 31, 2025, 2024 and 2023 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses)(1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(176,053)	$4,576	$(92)	$(822)	$(172,391)
OCI, before reclassifications, net of tax	91,049	(2,253)	(481)	1,231	89,546
Amounts reclassified from AOCI, net of tax	3,612	(2,011)	198	—	1,799
Net OCI, current period	94,661	(4,264)	(283)	1,231	91,345
Balance, December 31, 2025	$(81,392)	$312	$(375)	$409	$(81,046)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses)(1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)
OCI, before reclassifications, net of tax	25,690	5,442	(455)	355	31,032
Amounts reclassified from AOCI, net of tax	4,584	(3,892)	374	—	1,066
Net OCI, current period	30,274	1,550	(81)	355	32,098
Balance, December 31, 2024	$(176,053)	$4,576	$(92)	$(822)	$(172,391)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses)(1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(297,142)	$—	$(11)	$(1,454)	$(298,607)
OCI, before reclassifications, net of tax	87,624	3,062	—	277	90,963
Amounts reclassified from AOCI, net of tax	3,191	(36)	—	—	3,155
Net OCI, current period	90,815	3,026	—	277	94,118
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)
(1) ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges. See Note 10 for additional information on the Interest Rate Swaps.
12. Share-Based Payments
Share-based compensation costs are classified as a component of operating expense.
During 2025, 2024 and 2023, ProAssurance provided share-based compensation to employees utilizing two types of awards: restricted share units and performance share units. Since May 2024, the restricted share and performance share awards were made under the ProAssurance Corporation Amended and Restated 2024 Equity Incentive Plan. Prior to May 2024, the restricted share and performance share awards were made under the ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan. The Compensation Committee of the Board is responsible for the administration of both plans. The Compensation Committee of the Board is also charged with determining and administering Director compensation and issued compensation to Directors in the form of the Company's common shares, which were nominal in amount for 2025, 2024 and 2023; all Directors elected to defer the receipt of the shares until the end of their service on the Board. Shares issued to Directors in 2025, 2024 and 2023 are payable from the shares reserved for issuance under the ProAssurance Corporation Amended and Restated 2024 Equity Incentive Plan.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
The following table provides a summary of compensation expense and the total related tax benefit recognized during each period as well as estimated compensation cost that will be charged to expense in future periods.

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2025
($ in millions, except remaining recognition period)	2025	2024	2023	Amount	Weighted Average Remaining Recognition Period
Total share-based compensation expense	$7.8	$6.2	$5.2	$8.9	1.6
Tax benefit recognized	$1.6	$1.3	$1.1
All awards are equity classified awards and are charged to expense as an increase to additional paid-in capital over the requisite service period (generally the vesting period) associated with the award. As of December 31, 2025, the majority of share-based compensation expense related to restricted share units. Restricted share units generally vest one-third each year over a three-year period following the grant date based on a continuous service requirement. Performance share units vest in their entirety generally at the end of a three-year period following the grant date based on a continuous service requirement and achievement of specific performance objectives. Certain restricted share units granted in 2019 vested at the end of a five-year period and all restricted share units granted in 2025, 2024 and 2023 will vest one-third each year over a three-year period. Partial vesting is permitted for retirees. For restricted share units, a single share of ProAssurance common stock is issued per vested unit. For performance share units, the number of shares of ProAssurance common stock issued per vested unit varies based on performance goals achieved. Upon vesting, units sufficient to satisfy required tax withholdings are paid in cash rather than in shares of ProAssurance common stock.
Restricted Share Units
Activity for restricted share units during 2025, 2024 and 2023 is summarized below. Grant date fair values are based on the market value of a share of ProAssurance common stock on the date of grant less the estimated net present value of expected dividends during the vesting period.

	2025		2024		2023
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	736,223	$17.68	582,363	$23.11	465,203	$26.21
Granted	340,446	$16.13	429,227	$14.57	224,185	$19.31
Forfeited	(19,845)	$22.87	(14,164)	$20.73	(7,967)	$24.14
Vested and released	(365,265)	$19.50	(261,203)	$24.52	(99,058)	$28.97
Ending non-vested balance	691,559	$15.81	736,223	$17.68	582,363	$23.11
The aggregate grant date fair value of restricted share units vested and released in 2025, 2024 and 2023 totaled $7.1 million, $6.4 million and $2.9 million, respectively. The aggregate intrinsic value of restricted share units vested and released in 2025, 2024 and 2023 (including units paid in cash to cover tax withholdings) totaled $6.9 million, $3.2 million and $2.0 million, respectively.
Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 50% to 200% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2025, 2024 and 2023 is summarized below. The table reflects the base number of units; actual awards that vest depend upon the extent to which performance objectives are achieved. Grant date fair values are based on the market value of a share of ProAssurance common stock on the date of grant less the estimated net present value of expected dividends during the vesting period.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025

	2025		2024		2023
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	420,595	$18.27	315,091	$22.09	222,155	$25.01
Granted	161,934	$16.13	192,554	$14.57	133,723	$19.31
Forfeited	(2,640)	$19.31	(13,672)	$23.52	(2,076)	$23.07
Expired*	(96,882)	$24.19	(73,150)	$24.04	(38,609)	$29.18
Vested and released	—	$—	(228)	$19.31	(102)	$24.19
Ending non-vested balance	483,007	$16.36	420,595	$18.27	315,091	$22.09
*Represents performance share units that did not vest as minimum performance objectives were not achieved.
There were no performance share units vested and released in 2025 as the minimum performance objectives were not achieved. The aggregate grant date and fair value of performance share units (base level) and the aggregate intrinsic value of performance share units (including units paid in cash to cover tax withholdings) vested and released in 2024 and 2023 were nominal in amount. The weighted average level at which the vested units were issued was 52% and 53% during 2024 and 2023, respectively, based on performance levels achieved.
13. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $224.5 million at December 31, 2025 and $234.4 million at December 31, 2024. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 7, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At December 31, 2025, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At December 31, 2025 and December 31, 2024, approximately $139 million of ProAssurance's assets and approximately $139 million of its liabilities included on the Consolidated Balance Sheet were related to PPM RRG for each period.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
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

(In thousands, except per share data)	Year Ended December 31
	2025	2024	2023
Weighted average number of common shares outstanding, basic	51,341	51,097	52,642
Dilutive effect of securities:
Restricted Share Units	213	127	120
Performance Share Units	115	42	26
Weighted average number of common shares outstanding, diluted	51,669	51,266	52,788
Effect of dilutive shares on earnings (loss) per share	$—	$—	$—
There were no antidilutive common share equivalents for the year ended December 31, 2025. The diluted weighted average number of common shares outstanding for the years ended December 31, 2024 and 2023 excluded approximately 158,000 and 118,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as their effect would have been antidilutive.
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the year ended December 31, 2023, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive.
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
•Specialty P&C focuses on medical professional liability insurance and medical technology liability insurance. Medical professional liability insurance is primarily comprised of medical professional liability products offered to healthcare providers and institutions. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. In addition, the Company also offers custom alternative risk solutions including assumed reinsurance and captive cell programs for medical professional liability insureds. For the alternative market captive cell programs, the Specialty P&C segment cedes either all or a portion of the premium to certain SPCs in the Company's Segregated Portfolio Cell Reinsurance segment. The Specialty P&C segment also includes the underwriting results from its Lloyd's Syndicates business and its legal professional book of business, both of which are currently in run off, as well as non-premium revenues generated by the Company's subsidiary IAO, Inc. d/b/a ProAssurance Agency. Effective September 2023,

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
ProAssurance elected to discontinue its participation in the results of Syndicate 1729 beginning with the 2024 underwriting year which, due to the quarter lag, was not reflected in its results until the second quarter of 2024.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Financial results by segment were as follows:

	Year Ended December 31, 2025
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$724,198	$164,351	$45,687	$—	$—	$934,236
Net investment income	—	—	3,864	152,634	—	156,498
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	16,276	—	16,276
Net investment gains (losses)	—	—	2,259	(7,745)	—	(5,486)
Other income (expense)(1)	6,321	2,056	25	(10,813)	(1,085)	(3,496)
Net losses and loss adjustment expenses(2)	(519,375)	(123,795)	(22,248)	—	—	(665,418)
Operating expenses(1)(2)(3)	(102,612)	(43,109)	(1,796)	(35,292)	61	(182,748)
Deferred policy acquisition costs amortization(2)	(97,824)	(20,186)	(14,332)	—	1,024	(131,318)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(2,413)	—	—	(2,413)
SPC dividend (expense) income	—	—	(6,873)	—	—	(6,873)
Interest expense	—	—	—	(20,838)	—	(20,838)
Income tax benefit (expense)	—	—	—	(22,229)	—	(22,229)
Segment results	$10,708	$(20,683)	$4,173	$71,993	$—	66,191
Reconciliation of segments to consolidated results:
Transaction-related costs, net(5)						(15,276)
Net income (loss)						$50,915
Significant non-cash items:
Depreciation and amortization, net of accretion	$8,020	$5,056	$(2,100)	$2,713	$—	$13,689

	Year Ended December 31, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$747,942	$167,610	$52,698	$—	$—	$968,250
Net investment income	—	—	3,608	140,930	—	144,538
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	22,203	—	22,203
Net investment gains (losses)	—	—	2,369	(7,206)	—	(4,837)
Other income (expense)(1)	6,588	1,887	19	6,820	(1,804)	13,510
Net losses and loss adjustment expenses(2)	(578,486)	(128,483)	(32,466)	—	—	(739,435)
Operating expenses(1)(2)(3)	(102,017)	(43,875)	(1,709)	(36,619)	631	(183,589)
Deferred policy acquisition costs amortization(2)	(102,125)	(18,124)	(16,354)	—	1,173	(135,430)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(1,766)	—	—	(1,766)
SPC dividend (expense) income	—	—	(4,444)	—	—	(4,444)
Interest expense	—	—	—	(22,342)	—	(22,342)
Income tax benefit (expense)	—	—	—	(10,401)	—	(10,401)
Segment results	$(28,098)	$(20,985)	$1,955	$93,385	$—	46,257
Reconciliation of segments to consolidated results:
Transaction-related costs(5)						(253)
Contingent consideration(6)						6,740
Net income (loss)						$52,744
Significant non-cash items:
Depreciation and amortization, net of accretion	$8,919	$5,020	$(2,129)	$5,941	$—	$17,751

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025

	Year Ended December 31, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$755,817	$160,034	$61,546	$—	$—	$977,397
Net investment income	—	—	2,289	126,130	—	128,419
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	6,791	—	6,791
Net investment gains (losses)	—	—	3,680	5,148	—	8,828
Other income (expense)(1)	6,433	1,854	5	3,961	(1,476)	10,777
Net losses and loss adjustment expenses(2)	(624,809)	(139,322)	(36,363)	—	—	(800,494)
Operating expenses(1)(2)(3)	(94,284)	(39,860)	(2,086)	(30,727)	1,026	(165,931)
Deferred policy acquisition costs amortization(2)	(101,691)	(15,201)	(18,371)	—	450	(134,813)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(1,629)	—	—	(1,629)
SPC dividend (expense) income	—	—	(6,234)	—	—	(6,234)
Interest expense	—	—	—	(23,150)	—	(23,150)
Income tax benefit (expense)	—	—	—	545	—	545
Segment results	$(58,534)	$(32,495)	$2,837	$88,698	$—	506
Reconciliation of segments to consolidated results:
Contingent consideration(6)						5,000
Goodwill impairment						(44,110)
Net income (loss)						$(38,604)
Significant non-cash items:
Goodwill impairment						$44,110
Depreciation and amortization, net of accretion	$10,581	$3,424	$(436)	$12,446	$—	$26,015
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

(5) Represents the transaction-related costs, after-tax, associated with the proposed merger transaction between ProAssurance and The Doctors Company for the year ended December 31, 2025 and actuarial consulting fees paid during 2024 in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. For the year ended December 31, 2025, pre-tax transaction-related costs of approximately $16.4 million were included as a component of consolidated operating expenses as compared to $0.3 million for 2024. The associated income tax benefit was approximately $1.1 million for the year ended December 31, 2025 and was included as a component of consolidated income tax benefit (expense) on the Consolidated Statements of Income and Comprehensive Income as compared to a nominal amount for 2024.

(6) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition and the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting, all of which were included as a component of consolidated net investment gains (losses) on the Consolidated Statements of Income and Comprehensive Income. See further discussion on the contingent consideration in Note 1.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Year Ended December 31
(In thousands)	2025	2024	2023
Specialty P&C Segment
Gross premiums earned:
MPL	$732,048	$738,422	$738,496
Medical Technology Liability	42,936	44,432	43,387
Lloyd's Syndicates	2,131	13,875	19,310
Other	15,638	22,022	25,714
Ceded premiums earned	(68,555)	(70,809)	(71,090)
Segment net premiums earned	724,198	747,942	755,817

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	178,077	183,520	174,743
Alternative market business	56,779	64,225	70,130
Ceded premiums earned	(70,505)	(80,135)	(84,839)
Segment net premiums earned	164,351	167,610	160,034

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	50,389	58,419	65,001
MPL(2)	2,727	2,540	5,705
Ceded premiums earned	(7,429)	(8,261)	(9,160)
Segment net premiums earned	45,687	52,698	61,546
Consolidated net premiums earned	$934,236	$968,250	$977,397
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
16. Benefit Plans
ProAssurance maintains the ProAssurance Savings Plan that provides a vehicle for eligible employees to build retirement income. For the first quarter of 2023, ProAssurance provided employer contributions to the plan of up to 5% of eligible contributions for qualified employees. Effective April 2023, ProAssurance increased the maximum employer contribution to the plan to 6% from 5% of eligible contributions for qualified employees. ProAssurance incurred expenses related to these savings plans of $6.2 million, $5.9 million and $5.7 million during the years ended December 31, 2025, 2024 and 2023, respectively.
ProAssurance also maintains the ProAssurance Plan that allows eligible management employees to defer a portion of their current salary. ProAssurance incurred nominal expense related to the ProAssurance Plan in each of the years ended December 31, 2025, 2024 and 2023. ProAssurance's deferred compensation liabilities totaled $22.5 million and $33.8 million at December 31, 2025 and 2024, respectively. The liabilities included amounts due under the ProAssurance Plan and amounts due under individual agreements with current or former employees.
Pension
ProAssurance sponsors NORCAL's frozen defined benefit plan, which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Benefits are based on years of service and the employee’s average of the highest five years of annual compensation. Annual contributions to the defined benefit pension plan are above the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. ProAssurance makes contributions to the defined benefit pension plan with the goal of ensuring that it is adequately funded to meet its future obligations. ProAssurance did not make any contributions to NORCAL's defined benefit pension plan during the year ended December 31, 2025 and does not anticipate making any contributions in 2026. The defined benefit pension plan no longer has future service accruals or compensation increases because this plan was frozen effective December 31, 2015.
The PBO for pension benefits represents the present value of benefits earned as of December 31 for vested and non-vested employees. The following table provides a reconciliation of the changes in the PBO and fair value of plan assets for the years ended December 31, 2025 and 2024:

	Year Ended December 31
(In thousands)	2025	2024
Change in benefit obligation:
PBO at beginning of period	$69,548	$74,710
Interest cost	3,670	3,526
Actuarial (gain) loss(1)	341	(4,437)
Benefits paid	(5,529)	(4,251)
PBO at December 31	$68,030	$69,548
Change in fair value of plan assets:
Fair value of plan assets beginning of period	$71,467	$76,136
Actual return on plan assets	5,217	(418)
Benefits paid	(5,529)	(4,251)
Fair value of plan assets at December 31	$71,155	$71,467
Funded (underfunded) status of the plan	$3,125	$1,919
Amount recognized in Consolidated Balance Sheets at December 31(2)	$3,125	$1,919
Net actuarial (gain) loss recognized in AOCI and not yet reflected in net periodic benefit cost (income)	$(512)	$1,046
(1) The actuarial gain experienced in 2024 was largely driven by the increase in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2024.
(2) The funded balance is included as a component of other assets on the Consolidated Balance Sheets for the years ended December 31, 2025 and 2024.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
The components of the net periodic benefit cost (income) for the years ended December 31, 2025, 2024 and 2023 were as follows:

(In thousands)	Year Ended December 31,
	2025	2024	2023
Components of net periodic benefit cost (income):
Interest cost	$3,670	$3,526	$3,666
Expected return on plan assets	(3,319)	(3,569)	(3,545)
Total net periodic benefit cost (income)*	351	(43)	121
Other changes recognized in OCI:
Net actuarial (gain) loss	(1,558)	(449)	(350)
(Gain) loss recognized in OCI	(1,558)	(449)	(350)
Total recognized in net periodic benefit cost (income) and OCI	$(1,207)	$(492)	$(229)
*Net periodic benefit cost (income) is included as a component of operating expense on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023.

The components of the change in amounts not yet recognized as components of the net periodic benefit cost (income) were as follows:

	Year Ended December 31
(In thousands)	2025	2024
Items not yet recognized as a component of net periodic benefit cost (income) at beginning of period	$1,046	$1,495
Net actuarial (gain) loss	(1,558)	(449)
Items not yet recognized as a component of net periodic benefit cost (income) at December 31	$(512)	$1,046
Amounts recognized in AOCI	$(512)	$1,046
The weighted average discount rate used to determine the projected benefit obligation of the defined benefit pension plan for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average discount rate	5.40%	5.51%
The weighted average discount rate and the weighted average expected return on plan assets used to determine net periodic benefit cost (income) for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average discount rate	5.51%	4.91%
Weighted average expected return on plan assets	5.25%	5.25%
The long-term rate of return is based on the anticipated returns that will be earned by the portfolio over the long term. The weighted average expected return on plan assets is influenced, but not determined, by historical portfolio performance.
ProAssurance has engaged a certified investment adviser to manage the defined benefit pension plan’s assets. The investment strategy is to build an efficient, well diversified portfolio based on a long-term strategic outlook of the investment markets. The investment markets outlook utilizes both historically based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of the pension plan. The core asset allocation utilizes investment portfolios of various asset classes and multiple investment managers to help maximize the defined benefit pension plan’s return, while providing multiple layers of

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
diversification to help minimize risk. The defined benefit pension plan’s target allocations, by asset category as of December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024
Fixed maturities	90%	90%
Equity investments	10%	10%
	100%	100%
The pension plan's assets consist of investments in pooled separate accounts that invest in mutual funds, equity investments or debt securities. The fair values of the assets in the defined benefit pension plan, by asset category as of December 31, 2025 and 2024, were as follows:

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total*
Pooled separate account investments:
Large cap equity investments(1)	$5,000	$—	$—	$5,000
International equity investments(2)	—	2,170	—	2,170
Corporate and government debt(3)	—	63,986	—	63,986
Total	$5,000	$66,156	$—	$71,156

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total*
Pooled separate account investments:
Large cap equity investments(1)	$5,219	$—	$—	$5,219
International equity investments(2)	—	2,111	—	2,111
Corporate and government debt(3)	—	64,137	—	64,137
Total	$5,219	$66,248	$—	$71,467
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2025
Based on current data and assumptions as of December 31, 2025, the following benefit payments are expected to be paid in future periods:

(In thousands)
2026	$5,750
2027	4,840
2028	5,610
2029	5,710
2030	4,950
Thereafter	25,160
Total	$52,020
17. Statutory Accounting and Dividend Restrictions
ProAssurance’s domestic U.S. insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon SAP prescribed or permitted by regulatory authorities. ProAssurance did not use any prescribed or permitted SAP that differed from the NAIC's SAP at December 31, 2025, 2024 or 2023. The most significant differences between net income (loss) prepared in accordance with GAAP and statutory net income (loss) are generally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes, (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes, (c) net unrealized gains or losses which are included in shareholders' equity related to available-for-sale fixed maturity securities carried at fair value under GAAP but are principally carried at amortized cost for statutory purposes and (d) accounting for goodwill and intangible assets.
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2025, the Company estimates that actual statutory capital and surplus for each of ProAssurance’s insurance subsidiaries will exceed the minimum regulatory requirements. Statutory net income (loss) and capital and surplus of ProAssurance’s insurance subsidiaries are estimates and could differ from actual results upon completion and filing of statutory financial statements with state insurance regulatory authorities subsequent to filing this report on Form 10-K. Net income (loss) and capital and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table.

(In millions)
Statutory Net Income (Loss)			Statutory Capital and Surplus
2025	2024	2023	2025	2024
$141	$107	$31	$1,536	$1,519
At December 31, 2025, $1.4 billion of ProAssurance's consolidated net assets were held at its domestic insurance subsidiaries, of which approximately $164 million are permitted to be paid as dividends over the course of 2026 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the capital and surplus of the insurance subsidiary. In addition, ProAssurance makes the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

ProAssurance Corporation and Subsidiaries
Schedule I – Summary of Investments – Other than Investments in Related Parties
(In thousands)

	December 31, 2025
Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
Fixed maturities
Bonds:
U.S. Government or government agencies and authorities	$236,142	$231,172	$231,172
States, municipalities and political subdivisions	439,580	430,564	430,564
Foreign governments	23,556	23,307	23,307
Public utilities	109,950	107,947	107,947
All other corporate bonds	1,683,013	1,639,461	1,639,461
Asset-backed securities	1,315,738	1,267,652	1,267,652
Total Fixed Maturities	3,807,979	3,700,103	3,700,103
Equity Securities
Common Stocks:
Public utilities	604	568	568
Banks, trusts and insurance companies	17,035	13,206	13,206
Industrial, miscellaneous and all other	104,127	93,214	93,214
Total Equity Securities, trading	121,766	106,988	106,988
Other long-term investments	262,682	336,659	336,659
Short-term investments	285,617	285,629	285,629
Total Investments	$4,478,044	$4,429,379	$4,429,379

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheet
(In thousands)

	December 31, 2025	December 31, 2024
Assets
Investment in subsidiaries, at equity	$1,424,621	$1,325,710
Fixed maturities available for sale, at fair value	82,427	19,998
Short-term investments	58,816	59,356
Investment in unconsolidated subsidiaries	—	945
Cash and cash equivalents	12,996	6,928
Due from subsidiaries	15,269	25,943
Other assets	8,755	12,528
Total Assets	$1,602,884	$1,451,408
Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$15,833	$5,949
Debt less debt issuance costs	237,917	243,710
Total Liabilities	253,750	249,659
Shareholders’ Equity:
Common stock	640	638
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,348,494	1,201,111
Total Shareholders’ Equity	1,349,134	1,201,749
Total Liabilities and Shareholders’ Equity	$1,602,884	$1,451,408

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Income
(In thousands)

	Year Ended December 31
	2025	2024	2023
Revenues
Net investment income (loss)	$779	$33	$762
Equity in earnings (loss) of unconsolidated subsidiaries	1,255	—	30
Net investment gains (losses)	43	(285)	(22)
Other income (loss)	(10,561)	6,891	3,955
Total revenues (losses)	(8,484)	6,639	4,725
Expenses
Interest expense	13,785	14,825	15,583
Other expenses	51,404	36,245	30,357
Total expenses	65,189	51,070	45,940
Income (loss) before income tax expense (benefit) and equity in net income (loss) of consolidated subsidiaries	(73,673)	(44,431)	(41,215)
Income tax expense (benefit)	(11,260)	(11,092)	(6,001)
Income (loss) before equity in net income (loss) of consolidated subsidiaries	(62,413)	(33,339)	(35,214)
Equity in net income (loss) of consolidated subsidiaries	113,328	86,083	(3,390)
Net income (loss)	50,915	52,744	(38,604)
Other comprehensive income (loss)	91,345	32,098	94,118
Comprehensive income (loss)	$142,260	$84,842	$55,514

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2025	2024	2023
Net cash provided (used) by operating activities	$(440)	$10,333	$(23,313)
Investing activities
Proceeds from sales or maturities of:
Fixed maturities, available for sale	7,471	19,837	9,289
Net decrease (increase) in short-term investments	1,044	(42,861)	22,624
Return of invested capital from subsidiaries	12,000	17	28,060
Contribution of capital to subsidiaries	—	—	(93)
Return of investment from unconsolidated subsidiaries	2,200	—	—
Funds (advanced) repaid for Lloyd's FAL deposit	(3,123)	9,116	4,106
Funds paid for Lloyd's Syndicates operating losses	(1,542)	—	—
Other	—	—	140
Net cash provided (used) by investing activities	18,050	(13,891)	64,126
Financing activities
Borrowings (repayments) under Revolving Credit Agreement	(6,250)	(4,687)	250,000
Borrowing (repayments) of Senior Notes	—	—	(250,000)
Repurchase of common stock	—	8	(20,188)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	(2,646)	(1,282)	(657)
Dividends to shareholders	—	—	(5,403)
Other	(2,646)	(1,284)	(2,956)
Net cash provided (used) by financing activities	(11,542)	(7,245)	(29,204)
Increase (decrease) in cash and cash equivalents	6,068	(10,803)	11,609
Cash and cash equivalents at beginning of period	6,928	17,731	6,122
Cash and cash equivalents at end of period	$12,996	$6,928	$17,731

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes, net	$(8,278)	$(3,866)	$(14,983)
Cash paid during the year for interest	$13,330	$16,996	$16,522

Significant non-cash transactions:
Securities transferred at fair value as dividends from subsidiaries	$75,020	$20,908	$3,022
Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s Consolidated Financial Statements and Notes thereto.
At December 31, 2025 and 2024, PRA investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
ProAssurance Corporation has a management agreement with its core domestic insurance subsidiaries whereby ProAssurance Corporation charges the subsidiaries a management fee for various management services provided to the subsidiary. Under the arrangement, the expenses associated with such services remain as expenses of ProAssurance Corporation and the management fee charged is reported as an offset to ProAssurance Corporation expenses.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2025	2024	2023
Net premiums earned
Specialty P&C	$724,198	$747,942	$755,817
Workers' Compensation Insurance	164,351	167,610	160,034
Segregated Portfolio Cell Reinsurance	45,687	52,698	61,546
Consolidated	$934,236	$968,250	$977,397
Net investment income(1)
Segregated Portfolio Cell Reinsurance	$3,864	$3,608	$2,289
Corporate	152,634	140,930	126,130
Consolidated	$156,498	$144,538	$128,419
Losses and loss adjustment expenses incurred related to current year, net of reinsurance
Specialty P&C	$599,149	$615,418	$624,481
Workers' Compensation Insurance	126,501	129,024	130,046
Segregated Portfolio Cell Reinsurance	30,082	35,208	40,321
Consolidated	$755,732	$779,650	$794,848
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance
Specialty P&C	$(79,774)	$(36,932)	$328
Workers' Compensation Insurance	(2,706)	(541)	9,276
Segregated Portfolio Cell Reinsurance	(7,834)	(2,742)	(3,958)
Consolidated	$(90,314)	$(40,215)	$5,646
Paid losses and loss adjustment expenses, net of reinsurance
Specialty P&C	$668,066	$684,737	$721,152
Workers' Compensation Insurance	129,392	124,626	125,952
Segregated Portfolio Cell Reinsurance	32,803	37,153	36,940
Consolidated	$830,261	$846,516	$884,044
Amortization of DPAC
Specialty P&C	$97,824	$102,125	$101,691
Workers' Compensation Insurance	20,186	18,124	15,201
Segregated Portfolio Cell Reinsurance	14,332	16,354	18,371
Inter-segment eliminations	(1,024)	(1,173)	(450)
Consolidated	$131,318	$135,430	$134,813
Other underwriting, policy acquisition and operating expenses
Specialty P&C	$102,612	$102,017	$94,284
Workers' Compensation Insurance	43,109	43,875	39,860
Segregated Portfolio Cell Reinsurance	1,796	1,709	2,086
Corporate	35,292	36,619	30,727
Non-segmented items(2)	16,351	320	—
Inter-segment eliminations	(61)	(631)	(1,026)
Consolidated	$199,099	$183,909	$165,931
Continued on the following page.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2025	2024	2023
Continued from previous page.
Net premiums written
Specialty P&C	$705,768	$737,502	$762,580
Workers' Compensation Insurance	167,258	166,223	162,285
Segregated Portfolio Cell Reinsurance	43,887	49,950	61,129
Consolidated	$916,913	$953,675	$985,994
Deferred policy acquisition costs(1)	$57,406	$59,026	$60,336
Reserve for losses and loss adjustment expenses(1)	$3,018,396	$3,257,696	$3,401,281
Unearned premiums(1)	$403,876	$418,756	$433,715
(1) Assets are not allocated to segments because investments, other than the investments that are solely allocated to the Segregated Portfolio Cell Reinsurance segment, and other assets are not managed at the segment level. See Note 15 of the Notes to Consolidated Financial Statements for additional information.
(2) Represents the pre-tax transaction-related costs associated with the proposed merger transaction between ProAssurance and The Doctors Company in 2025 and pre-tax actuarial consulting fees paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL in 2024. These costs are not included in a segment as ProAssurance does not consider these costs in assessing the financial performance of any of its operating or reportable segments. See Note 15 of the Notes to Consolidated Financial Statements for a reconciliation of the Company's segment results to its consolidated results.

ProAssurance Corporation and Subsidiaries
Schedule IV - Reinsurance
($ in thousands)

	2025	2024	2023
Property and Liability*
Premiums earned	$960,766	$1,009,010	$1,008,915
Premiums ceded	(93,373)	(98,249)	(94,379)
Premiums assumed	66,843	57,489	62,861
Net premiums earned	$934,236	$968,250	$977,397
Percentage of amount assumed to net	7.15%	5.94%	6.43%
* All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among ProAssurance Corporation, The Doctors Company and Jackson Acquisition Corporation, dated as of March 19, 2025, a copy of which was filed as an Exhibit to ProAssurance's Current Report on Form 8-K filed with the SEC on March 20, 2025 (File No. 001-16533) and incorporated herein by this reference.

3.1(a)	Certificate of Incorporation of ProAssurance, filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.2	Fourth Restatement of the Bylaws of ProAssurance, effective December 2, 2015, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

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

10.14
Form of Release and Severance Compensation Agreement dated as of April 22, 2024 between ProAssurance and Robert D. Francis, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

14.1
Code of Ethics and Conduct dated as of January 1, 2021 filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 00-1-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

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