Form 10-K/A
period 2025-12-31
PROASSURANCE CORP
filed 2026-04-08
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2025 was $1,158,734,618. As of March 31, 2026, the registrant had outstanding approximately 51,607,726 shares of its common stock.

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment”) on Form 10-K/A amends ProAssurance’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2026 (the “Original Form 10-K”). This Amendment is being filed for the purpose of amending and restating Part III, Items 10, 11, 12, 13 and 14 of Form 10-K. We previously omitted this information from our Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Original Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we may not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by our Original Form 10-K.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, because this Amendment does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as set forth in this Amendment, this Amendment does not amend or otherwise update any other information in the Original Form 10-K, and the Company has not updated disclosures included therein to reflect any events occurring subsequent to the filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.
Throughout this report, references to "ProAssurance," "ProAssurance Group," "PRA," "Company," "organization," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original 10-K.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
Information relating to the executive officers of ProAssurance is included in Part I of the Original Filing under the heading "Information about our Executive Officers."
Below is a brief description of each member of the Board of Directors of ProAssurance, including their principle occupation and relevant background as of the date of this Amendment No. 1.
DIRECTORS

Bruce D. Angiolillo, J.D. (Age 73) has served as a director of ProAssurance since May 2016 and was elected Chairman of the Board in May 2022. He is a retired partner of Simpson Thacher & Bartlett LLP, New York, New York. Mr. Angiolillo joined Simpson Thacher in 1980 and developed a practice in the areas of securities and other complex commercial litigation from which he retired on December 31, 2014. Following his retirement from Simpson Thacher, Mr. Angiolillo was employed from January 1, 2015 until June 30, 2015, as general counsel for TK Holdings, Inc., a subsidiary of Takata Corporation, which was a global automotive parts manufacturer and supplier.

Richard J. Bielen, C.P.A. (Age 65) Mr. Bielen is the Chief Executive Officer and Chairman of Protective Life Corporation. He formerly served as Vice Chairman, President, Chief Operating Officer, Chief Financial Officer, Chief Investment Officer and Treasurer at Protective Life Corporation. Prior to joining Protective Life Corporation, Mr. Bielen was Senior Vice President for Oppenheimer & Co. from 1986 to 1991. Mr. Bielen holds both a Master of Business Administration and a Bachelor of Science degree from New York University. Mr. Bielen currently serves as a director of The United Way of Central Alabama and Children's of Alabama.

Fabiola Cobarrubias, M.D. (Age 59) was elected to the Board of Directors in May 2021 and previously served as Vice Chair of NORCAL’s Board, Chair of the Governance Committee, and a member of the Audit and Investment Committees. Dr. Cobarrubias also served on the Board of Preferred Physicians Medical RRG, a NORCAL affiliate that provides specialty medical professional liability insurance for Anesthesia. Dr. Cobarrubias holds an M.B.A. from Haas School of Business at the University of California, Berkeley, an M.D. from the University of California, San Francisco, and a Bachelor of Science degree from Brown University. Dr. Cobarrubias has served as a hospitalist at the California Pacific Medical Center for over 25 years, where she held the position of Medical Director – Hospitals Service from 2004 to 2011. She is also a founder, CEO, and current board Member of Pacific Inpatient Medical Group, where she is responsible for high-level management and administration of all aspects of the physician-owned hospitalist medical group consisting of more than 75 physicians across five different acute care hospitals throughout the San Francisco Bay Area.

Samuel A. Di Piazza, Jr., C.P.A. (Age 75) has served as a director of ProAssurance since January 2014 and the Board elected Mr. Di Piazza to the Vice Chairman position in 2022. Mr. Di Piazza is the former Chairman of the Board of Trustees of Mayo Clinic, having served on the Board from 2010 to 2022. Mr. Di Piazza served as Vice Chairman of the Institutional Clients Group of Citibank from 2011 until his retirement from Citibank in February 2014. Prior to his service with Citibank, Mr. Di Piazza was a partner with PricewaterhouseCoopers LLP (and its predecessor, Coopers & Lybrand) for thirty-six years and served as its Global CEO from 2001 until 2009. Mr. Di Piazza currently serves as Chairman of Warner Bros. Discovery Inc. (NASDAQ:WBD).

Maye Head Frei (Age 55) was first elected to the Board of Directors in 2019. She is the former Chairman of Ram Tool Construction Supply Company, which until its sale in December 2021 was one of the largest women-owned and privately-owned businesses in Alabama. Serving in various roles from 1997–2021, she guided the company from less than $30 million to nearly $1 billion in annual sales. She continues to oversee real estate assets and develop commercial property throughout the Southeast and Texas. Ms. Frei holds a B.A. in History from Yale University and also attended the Sorbonne in Paris, France. She serves as Chairman Emeritus for the Birmingham Museum of Art, President of the Board of Trustees for the Highlands School, and Treasurer for the Women’s Foundation of Alabama. She is a board member of the Hugh Kaul Foundation, a philanthropic institution that has invested nearly $80 million in the Greater Birmingham region, and of the Alabama Trails Foundation.

Staci M. Pierce, J.D. (Age 50) is the Chief Executive Officer at Action Resources, a transportation and environmental services company headquartered in Birmingham, Alabama. She formerly served as General Counsel, Corporate Secretary, Executive Vice President of Corporate Development, and Executive Vice President of Corporate Acquisition and Development since joining Action in 2015. Previously, Ms. Pierce served as an attorney at the law firm of Baker Donelson in Birmingham, Alabama. Ms. Pierce earned a B.S. in Computer Science and Math from Birmingham-Southern College, an M.B.A. from the University of Alabama, and a J.D. from Cumberland School of Law. Ms. Pierce currently serves on the board of First US Bank (NASDAQ:FUSB).

Edward L. Rand, Jr. (Age 59) is the President and Chief Executive Officer of ProAssurance Corporation and was first elected to the Board of Directors in 2019. He formerly served as Chief Operating Officer, Chief Financial Officer, Executive Vice President, and Senior Vice President of Finance since joining ProAssurance in November of 2004. Prior to joining ProAssurance, Mr. Rand was Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. from 2000 to 2004. He also served as the Chief Financial Officer of Atlantic American Corporation from 1996 to 2000 and Controller of United Capitol Insurance Company from 1992 to 1996. Prior to that time, Mr. Rand was employed by Coopers & Lybrand (now PriceWaterhouseCoopers) for four years. Mr. Rand is a graduate of Davidson College, where he received a B.A. in Economics.

Scott C. Syphax (Age 62) was elected to the Board of Directors in May 2021 and previously served as a member of NORCAL’s board, Chair of the Transactions Committee, and as a member of the Executive and Investment Committees. Mr. Syphax holds a Bachelor of Science degree from California State University, Sacramento. Mr. Syphax previously served as the Chairman and CEO of The Nehemiah Companies, a Sacramento-based social enterprise and real estate development firm where he managed the Nehemiah Community Reinvestment Fund, which facilitated development in underserved communities across the United States and provided down payment assistance funding for families seeking to acquire homes. He is the President and Chief Executive Officer of Syphax Strategic Solutions, a Sacramento-based management consulting company focusing on the healthcare, real estate, and financial services industries. Mr. Syphax also serves as Chairman of the Nehemiah Community Foundation, sponsor of the Nehemiah Emerging Leaders Program which Mr. Syphax founded in 2009, and as a Director for the respective Boards of the Federal Home Loan Bank of San Francisco and the Sacramento Regional Community Foundation.

Katisha T. Vance, M.D. (Age 51) has served as a director of ProAssurance since May 2017. Dr. Vance is a board-certified oncologist / hematologist practicing at Birmingham Hematology and Oncology (d/b/a Alabama Oncology) in Birmingham, Alabama. She has previously served as the President of the Jefferson County Medical Society. Dr. Vance received her M.D. degree from the University of Alabama School of Medicine in Birmingham, Alabama, trained in internal medicine at Baptist Health System in Birmingham, Alabama, and completed a fellowship in medical oncology and hematology at the University of Alabama at Birmingham.

SECURITIES TRADING POLICY
Officers of ProAssurance are responsible for conducting themselves in compliance with our Code of Ethics and Conduct, which includes the Company's Securities Trading policy. In addition, all members of the Board, in connection with their duties as Directors, are responsible for conducting themselves in compliance with applicable provisions of the Code of Ethics and Conduct. Our Code of Ethics and Conduct is available on the Governance section of our website, https://investor.ProAssurance.com. Information regarding our Code of Ethics and Conduct, which includes the Company's Securities Trading policy, is included at the end of Part I and Part II, Item 10 of the Original Filing.
AUDIT COMMITTEE
Our Audit Committee currently consists of three independent directors and operates pursuant to a written charter that is available in the Governance section of our website, https://investor.ProAssurance.com. Our Audit Committee is responsible for carrying out all of the duties and responsibilities required for audit committees under the Exchange Act and the NYSE Rules.
The current members of the Audit Committee are Richard J. Bielen, C.P.A. (Chair), Fabiola Cobarrubias, M.D., and Samuel A. Di Piazza, Jr. C.P.A. Our Board of Directors has determined that each member of the Audit Committee is “independent” within the meaning of the rules of both the SEC and NYSE; that each member of the Audit Committee is financially literate as such qualification is defined under the rules of the NYSE; and that Mr. Beilen is an “audit committee financial expert” within the meaning of the rules of the SEC.
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION COMMITTEE
Our Compensation Committee operates pursuant to a written charter, which is available in the Governance section of our website, https://investor.ProAssurance.com. The charter of the Compensation Committee provides for at least three members, each of whom must be (1) an independent director within the meaning of NYSE Rules, including, but not limited to the independence factors mandated by SEC Rule 10C-1(b), (2) a “non-employee director” within the meaning of SEC Rule 16b-3, and (3) an “outside director” within the meaning of the regulations under Section 162(m) of the Internal Revenue Code. The current members of the Compensation Committee are Maye Head Frei (Chair), Samuel A. Di Piazza, Jr., C.P.A., and Staci M. Pierce, J.D. Our Board of Directors has determined that each member of the Compensation Committee is “independent” and meets the requirements of the Compensation Committee charter.
The primary purposes of the Compensation Committee are to:
•represent and assist the Board of Directors in discharging its oversight responsibility relating to human capital management, including determining the compensation arrangements for the Chief Executive Officer and reporting its determination to the Board of Directors for ratification by a majority of independent directors; and
•review and discuss with management the disclosure under the caption “Compensation Discussion and Analysis” and prepare the report of the Compensation Committee with respect to such disclosure, each of which is included in this report.
The charter of the Compensation Committee charges the committee with the responsibility to determine and approve, subject to ratification by a majority of independent directors, the Chief Executive Officer’s compensation level based on the committee’s evaluation of the Chief Executive Officer’s performance in light of the relevant corporate goals and objectives as approved by the committee. The charter also charges the Compensation Committee with the responsibility to review the competitiveness of the executive compensation programs of ProAssurance; approve change of control agreements or severance plans for executive officers of ProAssurance; administer the policy for the recoupment of unearned incentive compensation based on financial statements required to be restated; and make recommendations for director compensation to our Board of Directors. The charter further provides that the Compensation Committee has the exclusive authority to retain outside compensation consultants and advisors as it deems appropriate to fulfill its responsibilities in accordance with the NYSE Rules and SEC Rule 10C-1. In selecting a compensation consultant, the Compensation Committee must consider the six independence factors set forth by the NYSE, as further discussed in this section under the heading “Compensation Discussion and Analysis.”
Under current practice, the Compensation Committee retains an outside consultant from time to time to gather data from peer companies and uses that data as a point of reference when reviewing ProAssurance’s compensation practices. The Compensation Committee, with the assistance of ProAssurance’s management and the independent consultant, identifies the peer companies to be used in the compensation analysis. The peer companies historically have been publicly held property and casualty specialty insurance organizations that are comparable to ProAssurance in total assets, market capitalization, revenues, and operating margin.

After reviewing peer companies’ data, the compensation consultant provides a report to the committee that describes market practices with regard to executive compensation and identifies any gaps between the market and ProAssurance’s executive compensation practices. In addition, from time to time the Compensation Committee retains a compensation consultant to provide a review and analysis of particular aspects of ProAssurance’s compensation program, and the committee in making its recommendations also considers reports of these studies. The Compensation Committee customarily makes its compensation recommendations to our Board of Directors at its regularly scheduled meeting in the first quarter of each year.
ProAssurance’s senior management makes no recommendations with respect to compensation of the Chief Executive Officer. The Compensation Committee is exclusively responsible for making compensation recommendations for adoption by the Board of Directors as to changes in base salary for the Chief Executive Officer and the number and type of long-term incentive compensation awards to be granted to the Chief Executive Officer. The Compensation Committee also approves the annual incentive award guidelines for non-equity incentive compensation to be paid to the Chief Executive Officer. The committee’s charter requires that all decisions of the Compensation Committee with respect to the Chief Executive Officer’s compensation are subject to ratification by a majority of the independent directors.
In accordance with its charter, the Compensation Committee makes recommendations as to compensation of our directors. It has been the practice of the Compensation Committee to engage a compensation consultant to perform a review of the compensation of our Board of Directors bi-annually and to compare with peer companies the compensation of directors for their service on the Board of Directors and for their service on the various committees. The Compensation Committee considers the consultant’s report in making recommendations to the Board of Directors for changes in director compensation.
The Compensation Committee also administers equity and non-equity incentive plans with respect to awards granted under these plans, which plans currently include the 2014 Annual Incentive Compensation Plan and the 2024 Equity Incentive Plan.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is currently composed of Ms. Frei, Ms. Pierce, and Mr. Di Piazza, Jr., none of whom were officers or employees of the Company during the fiscal year ended December 31, 2025, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or our Compensation Committee during the fiscal year ended December 31, 2025.
PENDING MERGER WITH THE DOCTORS COMPANY
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
On June 24, 2025, ProAssurance held a special meeting of stockholders at which holders of ProAssurance’s common stock approved each of the proposals voted on at the meeting relating to the transactions contemplated by the Merger Agreement. On July 2, 2025, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 with respect to the Merger. As of April 8, 2026, The Doctors Company has received final approval from insurance regulators in Alabama, the District of Columbia, Illinois, Missouri, Texas and Vermont. Review of the proposed Merger by insurance regulators remains pending in California and Pennsylvania. The Company has also obtained final approval from Lloyd’s of London with respect to PRA Corporate Capital Ltd., and from the Cayman Islands Monetary Authority with respect to Inova Re and Eastern Re, each of which is a licensed entity in the Cayman Islands. The timing for completion of the pending reviews is uncertain and not within the Company’s control, but in light of progress made toward satisfaction of closing conditions, at the time of this filing, the Company continues to anticipate closing the transaction by June 30, 2026.
Information about the Merger Agreement and the Merger is set forth in our Definitive Proxy Statement on Schedule 14A filed with the SEC on May 14, 2025, and our other filings with the SEC. The Merger Agreement was attached as Exhibit 2.1 to the Original Filing.
The Merger Agreement describes the specific compensation actions that the Board has approved if the transaction closes as expected. The Compensation Discussion and Analysis on the following pages includes a discussion of the compensation actions that will occur due to the transaction only to the extent there is a need to update the description included in the Merger Agreement.

COMPENSATION DISCUSSION AND ANALYSIS
Executive Summary
The following discussion describes our compensation practices with respect to our Chief Executive Officer (“CEO”) and the other executive officers named in the Summary Compensation Table, whom we refer to as our “executives” in the discussion. Our Named Executive Officers (“NEOs”) for 2025 were:

Name	Title
Edward L. Rand, Jr.	President and Chief Executive Officer
Dana S. Hendricks	Executive Vice President and Chief Financial Officer
Jeffrey P. Lisenby	Executive Vice President, General Counsel & Secretary
Kevin M. Shook	President, Eastern Alliance Insurance Group
Robert D. Francis	President, Medical Professional Liability
Pay for Performance
We seek to offer competitive compensation to attract and retain qualified and engaged executives and reward them based on performance. Our executive compensation program aligns pay for performance as demonstrated through a compensation framework in which 77% of our Chief Executive Officer’s 2026 annual target total direct compensation is “at-risk.” Total compensation consists of base salary, annual incentive compensation, and long-term incentive compensation. Annual incentive compensation is intended to maximize the efficiency and effectiveness of our operations by providing compensation based on achievement of pre-defined performance metrics by our executives. Long-term incentive compensation is intended to reward executives for driving results that achieve long-term growth in stockholder value.

Components of 2026 Total Annual Direct Compensation
		At Risk Direct Compensation
	Salary	RSU	PSU	Annual Incentive	Total At Risk
Chief Executive Officer	23%	25.0%	25.0%	27%	77%
Other NEOs	33%	18.0%	18.0%	31%	67%
Operational highlights in 2025 are detailed immediately below under the heading “Key 2025 Performance Measures and Strategic Actions.” In light of these accomplishments and pursuant to our written compensation plans, our 2025 compensation program resulted in:
•Annual incentive payments ranging from 110% to 161% of target level for all NEOs; and
•No payment realized under performance shares granted in 2023 that matured at year-end 2025 (representing a loss of $1,100,000 in target granted pay for the CEO and a loss between $82,000 and $238,000 in target granted pay for each of the other NEOs).
Key 2025 Performance Measures and Strategic Actions
For 2025, we reported Non-GAAP operating income of $83.9 million , or $1.62 per diluted share, compared to $50.2 million in 2024, or $0.98 per diluted share.
Our Non-GAAP combined ratio for the year ended December 31, 2025, was 104.2%, improved by 4.8 points from 109.0% in 2024, due primarily to favorable prior year reserve development. Our Non-GAAP operating ratio for the year ended December 31, 2025, was 87.4% compared with 93.7% in 2024, improving even more than the combined ratio due to an improvement in the Non-GAAP net investment ratio to 16.8% in 2025 vs. 15.3% in 2024. The Non-GAAP operating ratio recognizes the important contribution of investment income to the Company’s long-tailed lines of business. The Non-GAAP operating ratio is calculated as net losses and loss adjustment expenses incurred plus underwriting, policy acquisition and operating expenses incurred less net investment income divided by net premiums earned (the Non-GAAP combined ratio less the Non-GAAP investment income ratio). This ratio provides the combined effect of underwriting profitability and investment income. The segment’s Non-GAAP operating ratios are calculated as the segment’s Non-GAAP combined ratio less the consolidated Non-GAAP investment income ratio.

For purposes of our 2025 incentive compensation plan:
■Specialty Property Casualty segment recognized a Non-GAAP operating ratio of 81.5%, an improvement of 7.1 points from 88.6% in 2024. The MPL line of business recognized a Non-GAAP operating ratio for 2025 of 82.8%, an improvement of 6.9 points from a Non-GAAP operating ratio of 89.7% in 2024, largely due to an improved Non-GAAP combined ratio for this line of business.
■Worker’s Compensation Insurance segment recognized a Non-GAAP operating ratio of 97.2% in 2025 improved from 98.4% the prior year largely due to the stronger contribution of the consolidated net investment income ratio.
Our management team continued their efforts toward achievement of our long-term strategic initiatives which are focused on improvement in our Non-GAAP operating earnings. Specific initiatives included ensuring a strong corporate culture that enables us to operate efficiently and to optimize performance from each of our team members, investing in technology to drive both efficiency of operations and improvement in Non-GAAP operating results, streamlining of the organizational structure and organization’s systems, and unlocking the value of our data to enable faster and more informed decision making. In each of these areas, the management team made significant strides that are evident in the improvement of our consolidated operating results, the increased efficiency of our operations (including an overall reduction in headcount), and the strength of our corporate culture as demonstrated in team member surveys.
2025 Compensation Outcomes
Our 2025 compensation results reflect our pay for performance philosophy of aligning executive compensation with operational and financial performance. The consolidated Non-GAAP operating ratio outperformed the 2025 target range for all short-term incentive compensation formulas, achieving 125% of the target level.
■2025 Annual Incentive Program — Chief Executive Officer: The consolidated Non-GAAP operating ratio element is weighted 70% of bonus potential for the CEO. The Compensation Committee determined that the CEO was at the maximum level credit for the Individual Performance component (30% weight) of the annual incentive program, in light of strategic accomplishments described above, strong leadership under challenging competitive conditions, and the strong financial performance improvement in the face of challenging market conditions.

Total Annual Incentive Achievement for Chief Executive Officer	148% of target
■2025 Annual Incentive Program — Corporate Executives: The consolidated Non-GAAP operating ratio element is weighted 70% of bonus potential for Corporate Executives. The Compensation Committee determined that the Corporate Executives were at the maximum level credit for the Individual Performance component (30% weight) of the annual incentive program, for many of the reasons described in the CEO section immediately above.

Total Annual Incentive Achievement for Corporate Executives	148% of target
■2025 Annual Incentive Program — Specialty P&C: The consolidated Non-GAAP operating ratio element is weighted 40% of bonus potential for the President of Medical Professional Liability. The MPL line-of-business Non-GAAP operating ratio element was at the maximum level (30% weight). The Compensation Committee determined that the Medical Professional Liability President earned the maximum level credit for the Individual Performance component (30% weight) for many of the reasons described in the CEO section above.

Total Annual Incentive Achievement for Medical Professional Liability President	161% of target
■2025 Annual Incentive — Workers’ Compensation: The consolidated Non-GAAP operating ratio element is weighted 40% of bonus potential for the President of Eastern Alliance Insurance Group. The segment Non-GAAP operating ratio element did not reach threshold (30% weight). The Compensation Committee determined that the Eastern Alliance Insurance Group President earned the maximum level credit for the Individual Performance component (30% weight) for many of the reasons described in the CEO section above.

Total Annual Incentive Achievement for Eastern Alliance Insurance Group President	110% of target

■2023-25 Long-Term Equity Incentive Grants: For executives who received Long-Term Incentive Equity Grants in 2023, performance was below the threshold performance requirement for both Relative Total Shareholder Return and Compound Annual Growth Rate in Book Value over the three-year performance period. Those grants, therefore, had no value at maturity, resulting in loss of target level pay in the amount of $1,100,000 for the CEO and an amount between $82,000 and $238,000 for the other Named Executive Officers.

Total Achievement for 2023-25 LT Equity Incentive Grants	0% of target
Stockholder Engagement
The Compensation Committee strives to ensure that our executive compensation program aligns with the interests of our stockholders and adheres to our pay for performance philosophy. When setting compensation for our executives, the Compensation Committee considers the results of the annual Say-on-Pay vote, the long-term vision and strategic goals of the Company, input from management, input from its independent compensation consultant, and investor engagement feedback. As demonstrated below, our executive compensation program historically has received very strong stockholder support.

Proxy Year	2021	2022	2023	2024	2025
Favorable Vote	96%	97%	94%	85%	95%
Compensation Governance Practices
The Compensation Committee observes best practices in its oversight of the executive compensation program.

What we do:	What we don’t do:
✓ Annual say-on-pay vote	x Tax gross-ups in new executive agreements
✓ Majority of pay at-risk or variable	x Permit hedging by employees or directors
✓ Balance metrics and measurement periods	x Excessive perquisites
✓ Annual engagement with stockholders	x Overlapping performance metrics
✓ Share ownership requirements	x Stock option repricing
✓ Double-trigger cash severance agreements
✓ Clawback policy covering both cash and equity
✓ Minimum holding period for stock awards
✓ Risk assessment of pay
✓ Engage an independent compensation consultant
2025 Compensation Review Process
As the Compensation Committee, we recommend compensation for our Chief Executive Officer, review and approve compensation recommended by our Chief Executive Officer for other executive officers, and administer our incentive compensation plans. All of the members of the Compensation Committee are directors of ProAssurance, and our Board has determined that each member is independent under the independence requirements for compensation committee members under our charter and the applicable SEC and NYSE rules. Our recommendation for the compensation of our CEO is subject to ratification by a majority of the independent directors on our Board.
To aid in our evaluation of the reasonableness of our executive compensation and the competitiveness of such compensation with market practices, we use compensation data from a group of peer companies as a primary point of reference. As a secondary point of reference, we analyze relevant data from credible published salary surveys of executive compensation. The peer group compensation data includes base salaries, annual incentive compensation, and long-term incentive compensation payable to senior-level executives in the peer group.
Independent Compensation Consultant
The Compensation Committee retained F.W. Cook (“FWC”) to assist the Committee in the evaluation of our executive compensation for 2025, 2024, and 2023. The Compensation Committee has been directly responsible for the appointment and oversight of independent compensation consultants in the years covered in the Summary Compensation Table. The compensation payable to FWC in 2025, 2024, and 2023 has been fixed by the Committee and funded by ProAssurance. FWC provided its disclosure of independence factors enumerated in SEC Rule 10C-1(b)(4). The Committee determined that FWC was an independent consultant to the Committee in 2025, 2024, and 2023.

Peer Group for 2025
The Compensation Committee selected the following 17 companies as the peer group for reviewing 2025 compensation:

ProAssurance Peer Group for 2025 Compensation Decisions
AMERISAFE, Inc.	Horace Mann Educators Corporation	SiriusPoint Ltd.
Assured Guaranty Ltd.	James River Group Holdings, Ltd.	Tiptree Inc.
Donegal Group Inc.	RLI Corp.	United Fire Group, Inc.
Employers Holdings, Inc.	Safety Insurance Group, Inc.	Universal Insurance Holdings, Inc.
Erie Indemnity Company	Selective Insurance Group, Inc.	White Mountains Insurance Group, Ltd.
Global Indemnity Group, LLC	Stewart Information Services Corporation
In selecting the 2025 peer group, the Committee considered a number of factors with the most relevant being total assets, market capitalization, and total revenue, as follows (all figures as of year-end 2025):

Factor	Total Assets		Market Cap		Revenue
Peer 75th Percentile	$12.1	billion	$3.9	billion	$2.9	billion
Peer Median	$3.8	billion	$1.1	billion	$1.6	billion
Peer 25th Percentile	$3.1	billion	$0.7	billion	$0.9	billion
ProAssurance	$5.6	billion	$1.2	billion	$1.1	billion
Responsibilities of the Committee and the CEO
Our charter provides the Compensation Committee with the exclusive responsibility for making recommendations on compensation of the Chief Executive Officer for approval by the independent members of our Board. Our recommendation includes the CEO’s base salary and opportunity for annual incentive compensation and long-term incentive compensation. The independent Board members unanimously approved all of our recommendations with respect to the Chief Executive Officer’s compensation for 2025.
The Chief Executive Officer recommends to the Compensation Committee the appropriate compensation for executive officers other than himself within the compensation framework established by the Committee. When making these recommendations, the Chief Executive Officer has access to the compensation consultant’s reports. In meetings conducted in December 2025 and February 2026, after financial results for 2025 were reasonably certain, the Committee reviewed the recommendations of the CEO together with supporting material and the report of the compensation consultant. After analyzing the information, we accepted the recommendations of the CEO for the current year and all years covered in the Summary Compensation Table. The independent directors ratified our approval of the CEO’s recommendations.
Base Salary
Base salary for our executives is established and adjusted according to the following criteria: areas of responsibility; experience; Company expense objectives; annual rate of inflation; and individual performance. The annualized base salaries of the Chief Executive Officer and all other Named Executive Officers as of April 1, 2025 was as follows:

2025 Base Salary
Officer	Annualized Base Salary
Chief Executive Officer, President	$1,040,000
Chief Financial Officer, Executive Vice President and Treasurer	$513,713
Executive Vice President, Corporate Secretary and General Counsel	$530,553
President, Eastern Alliance Insurance Group	$483,740
President, Medical Professional Liability	$625,000

Annual Incentive Compensation
Our annual incentive compensation program provides significant “at risk” compensation opportunities for our executives and other selected key employees. The “at risk” compensation is paid only if the Company achieves certain predetermined performance targets that are developed as described herein and designed to produce operating results that enhance the value of the organization. We establish annual incentive award targets, expressed as a percentage of base salary, during the first quarter for the current year. Thus, the annual incentive compensation program assumes a base salary that is competitive in the market. The Committee established target level annual incentive for each of our Named Executive Officers in 2025 as follows:

2025 Annual Incentive Target
Officer	Target (% of Base Salary)
Chief Executive Officer, President	120%
Chief Financial Officer, Executive Vice President and Treasurer	90%
Executive Vice President, Corporate Secretary and General Counsel	90%
President, Eastern Alliance Insurance Group	90%
President, Medical Professional Liability	90%
The following table shows the potential payout range for the Chief Executive Officer and all other Named Executive Officers under our 2025 Annual Incentive Guidelines at both threshold and maximum achievement for all measures. Actual payments earned may be below the threshold level shown in the table if achieved results for one or more elements in the plan are below threshold level and receive no credit.

2025 Annual Incentive Payout Range
Officer	Threshold (% of Base Salary)	Maximum (% of Base Salary)
Chief Executive Officer, President	30.0%	240%
Chief Financial Officer, Executive Vice President and Treasurer	22.5%	180%
Executive Vice President, Corporate Secretary and General Counsel	22.5%	180%
President, Eastern Alliance Insurance Group	22.5%	180%
President, Medical Professional Liability	22.5%	180%
We establish performance goals for annual incentive compensation for executives and other key employees. The Committee, with the assistance of its compensation consultant, considers whether our performance goals contain reasonable stretch achievements without incenting executives to assume undue risks in order to achieve their performance goals. The Committee assigns a weighted percentage for each of the performance goals, and annual incentive awards are subject to an increase or decrease to the extent actual performance is greater or less than each target performance goal within a defined range of the performance. The Committee uses these weighted performance goals to determine the annual incentive award for the Chief Executive Officer, and the CEO in turn recommends annual incentive awards for the other executives pursuant to the weighted performance goals approved by the Committee. The CEO’s recommendations for executives other than himself are subject to review and modification by the Committee. The Committee confirms that the goals and incentives are set at levels that are reasonable and consistent with past practice, relate to the sound financial management of ProAssurance, and do not involve unnecessary or excessive risk that would threaten the value of ProAssurance.
Annual incentive metrics for 2025 for our Corporate executives (CEO, CFO, and EVP/General Counsel) included the following:
•Non-GAAP operating ratio (weighted 70%) — This performance goal is a financial measure that is widely used to evaluate underwriting profitability and investment income within the insurance sector. In calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results, such as transaction-related costs and foreign currency exchange rate losses. The Compensation Committee believes the Non-GAAP operating ratio presents a useful view of the performance of the Company’s ongoing core insurance operations and investment portfolio. See a reconciliation of the Non-GAAP financial measure to its GAAP counterpart in our Original Filing in the Executive Summary of Operations section under the heading “Non-GAAP Financial Measures.”

•Individual Performance (weighted 30%) — Under this performance goal, executives are evaluated on their overall performance, including an assessment of the overall quality of efforts, leadership effectiveness, execution on strategic plans, and contribution to the success of the Company. This element allows the Committee to perform a holistic assessment of the individual contributions of each executive.
Annual incentive metrics in 2025 for the President of Eastern Alliance Insurance Group (includes the Workers’ Compensation Insurance and Segregated Portfolio Cell Reinsurance segments) and the President of Medical Professional Liability included the consolidated Non-GAAP operating ratio (weighted 40%), Individual Performance (weighted 30%), as well as their respective segment or line-of-business Non-GAAP operating ratio (weighted 30%).
For each performance measure, we establish achievement levels that include a target amount, a threshold amount, and a maximum amount. Details of the performance criteria in 2025 and the credit given for each of the corporate performance criteria can be found under “Compensation of Executive Officers — Non-equity Incentive Plan Awards.”
Achievement of target level performance on each metric would result in payment of the target level annual incentive as a percentage of salary for each Named Executive Officer, as previously discussed. Achievement of the threshold level on each measure would result in payment of the threshold annual incentive (25% of target), and maximum achievement on each metric would result in payment of the maximum annual incentive (200% of target). We interpolate the percentage assigned to a performance measure if the performance is between the threshold and the target or between the target and the maximum. Performance below the threshold level for any performance measure results in no credit earned for that performance measure, and performance above the maximum level for any performance measure is capped at 200% of the weight assigned to that measure. The achieved results under the 2025 Annual Incentive Program for the CEO were as follows:

2025 Annual Incentive Program – CEO
Metric	Weighting	Threshold	Target(1)	Maximum	Actual Result	Weighted Achievement
Consolidated Non-GAAP Operating Ratio	70%	97.1%	94.1% - 88.1%	85.1%	87.4%	87.6%
Individual Performance	30%	(2)	(2)	(2)	200.0%	60.0%
Total Achievement						147.6%
(1)    Target performance levels align with the Company's 2025 operating and financial plans in highly challenging market conditions for medical professional liability and workers' compensation insurance.
(2)    The Compensation Committee determined that the Individual Performance element was earned at the maximum 200% of the Target level for the CEO as well as all other Named Executive Officers, as highlighted below.
2025 Strategic and Operational Achievements Supporting Individual Performance Awards
•Management team effectively executed the Company’s business plan and achieved a consolidated Non-GAAP operating ratio of 87.4%, exceeding target levels, despite the uncertainty and additional responsibilities created by the pending transaction with TDC.
•The Specialty P&C segment achieved its first underwriting profit since 2017, reflecting leadership prioritization of rate adequacy and underwriting over market share growth. In addition, the MPL team implemented numerous data analytics capabilities such as automated underwriting platforms to reduce risk, manage costs and improve ease-of-doing business. Renewal rate increases for the MPL line of business were 9% in a very competitive MPL marketplace.
•Facing challenging market conditions due to medical cost inflation and claims severity that impacted results, the Workers’ Compensation Insurance segment successfully adopted new tools, such as improved underwriting processes, a new physical therapy network and use of AI agents to manage key tasks, that will allow that business to reduce costs over time. The Workers’ Compensation Insurance segment Non-GAAP operating ratio improved from the prior year, largely due to the stronger contribution of the consolidated net investment income ratio.
•Leadership helped maintain focus on a strong corporate culture across the entire organization as measured by internal survey data despite distractions created by the pending transaction with TDC.
The annual incentive award for our Chief Executive Officer for 2025 was $1,842,547. This amount was 177% of his annualized salary as of year-end 2025, versus target award of 120% of salary. The award was paid in cash.
For the Medical Professional Liability and Eastern Alliance Insurance Group presidents, 30% of the incentive award is based on segment or line-of-business specific metrics. MPL achieved the maximum level of 200% on its line-of-business specific metric while the Workers’ Compensation line did not achieve threshold for its segment-specific metric.

The final 2025 annual incentive awards for our Named Executive Officers are summarized below, and the dollar value of those awards appears in the Summary Compensation Table:

Officer	Achieved (% of Target)	Target (% of Salary)	Earned Award (% of Salary)
Chief Executive Officer	148%	120%	177%
Chief Financial Officer, Executive Vice President and Treasurer	148%	90%	133%
Executive VP, General Counsel	148%	90%	133%
President, Eastern Alliance Insurance Group	110%	90%	99%
President, Medical Professional Liability	161%	90%	145%
Looking ahead to the 2026 Annual Incentive Compensation Plan, the Compensation Committee established guidelines that use the 2026 consolidated Non-GAAP operating ratio (weighted 70% for all Corporate Executives and 40% for the Presidents of the operating segments) and Individual Performance (weighted 30% for all NEOs). Further, the plan for the Presidents of the operating segments includes their respective 2026 segment or line-of-business Non-GAAP operating ratio (weighted 30%).
Long-term Incentive Compensation
Our long-term incentive compensation program presently includes grants of performance shares and restricted stock units or RSUs. We believe that the performance shares and RSUs align the interests of our executives with those of the stockholders by providing equity compensation based on our long-term objective of growth in stockholder value. The Compensation Committee has established award agreements for performance shares and RSUs in accordance with our 2024 Equity Incentive Plan. Performance share units vest in their entirety generally at the end of a three-year period following the grant date based on a continuous service requirement and achievement of specific performance objectives. RSUs promote retention and ownership of executive talent and strengthen alignment between executives and stockholders as the value realized by executives is directly tied to stock price performance. Restricted share units generally vest one-third each year over a three-year period following the grant date based on a continuous service requirement.
We believe an effective long-term incentive compensation program is necessary to attract and retain well-qualified and experienced executives and other key employees and is a foundational element of our pay for performance philosophy.
In establishing the amount of our annual grants of long-term incentive compensation, we consider past practice, recommendations of the compensation consultant, and the value of the award (including the value attributable to the award for financial reporting purposes). We monitor the level of awards based on the findings of our compensation consultant, and we believe that our long-term incentive opportunities are appropriate when compared to awards made available to executives at our peer companies.
Our practice has been to make long-term incentive grants to our current executives and other key employees in February after the financial results of the prior year are released. Grants were made in January 2026 and in February 2025. For 2024, our Committee approved grants in February according to our typical process, with grants issued in May 2024 following shareholder approval of the 2024 Equity Incentive Plan. Where a market price is required, long-term grants are priced on a date after our financial results for the prior year have been released. We believe that pricing the grants at this time is most appropriate because the market is then in possession of our earnings and any other material information. We occasionally make long-term grants at other times, such as when we retain new senior-level executives.
Each RSU is equal to one share of Common Stock and is subject to a restricted period of typically three years from the date of grant. RSUs vest after the restricted period if the grantee remains continuously employed with ProAssurance or a subsidiary during the restricted period. Beginning in 2023, each RSU grant vests ratably during the three-year grant period (one-third of the total award vests during each year). Performance shares are based on pre-established performance criteria that must be achieved over a period of three years. Each grant includes a target level award along with a threshold award and maximum award expressed as a number of shares of our Common Stock.
•Performance shares are paid to executives if the performance measures were satisfied in the measurement period and certified by the Compensation Committee. For all years included in the Summary Compensation Table, the award to be paid for threshold performance was 50% of the target award, and the award to be paid for maximum performance was 200% of the target award. Results falling between the stated measures are interpolated. If an executive terminates employment prior to the expiration of the performance period by reason of retirement or resignation for “good reason,” as defined in the award documents, a portion of the performance shares and RSUs granted in the calendar years ending before the termination of employment may be paid based on service during the performance period if the Committee finds that the performance criteria had been satisfied at the end of the year preceding termination of employment. Upon a change of control of ProAssurance or termination by reason of death or disability, performance shares are payable to executives at the target level and RSUs are deemed fully earned. For all years shown in the Summary Compensation Table, the value of equity awards is allocated approximately one-half to performance shares and one-half to RSUs.
•Equity Grants Made in 2025. The Committee made grants of long-term equity in 2025 with maturity date of December 31, 2027. The aggregate target grant-date value of these awards to each NEO is shown in the Summary Compensation Table. Performance measures for 2025 grants of performance shares are Relative Stock Performance (Total Return) and Non-GAAP Operating Return on Equity (Cumulative Operating ROE). Each measure contributes 50% to the final achieved award. A description of the two performance measures follows:
•Relative Stock Performance (Total Return) — Relative stock performance is measured by relative total return in comparison to the S&P Composite 1500 Property & Casualty Insurance Index. If performance is equal to the 25th percentile of the index, 50% of the award is earned (threshold); if our stock performance is equal to the 50th percentile (median) of the index, 100% of the award is earned (target); and, if our stock performance is equal to the 75th percentile of the index, 200% is earned (maximum). For performance between these points, the payout is interpolated.
•Non-GAAP Operating Return on Equity (Operating ROE) — This metric is measured as the cumulative operating return on equity (Non-GAAP operating results for the three-year performance period divided by shareholders equity at December 31, 2024). If cumulative operating ROE is at least equal to 12%, the threshold credit is achieved (50%); if the cumulative operating ROE is equal to 21%, the target credit is achieved (100%); and if the cumulative operating ROE is equal to 30%, the maximum credit is achieved (200%).
•Action Taken on Grants Made in 2023. The grants of performance shares and RSUs made to executives in 2023 matured on December 31, 2025. With respect to performance shares, the Compensation Committee determined that performance over the three-year measuring period failed to achieve the threshold level for either of the two metrics applicable to the 2023 awards, Total Shareholder Return for 2023-25, and Compound Annual Growth Rate in Book Value for 2023-25. Total Shareholder Return for ProAssurance for 2023-25 was 38.69% while it was 59.78% for the index. Threshold achievement required total shareholder return at 80% of the index performance, and this was not achieved; therefore, no credit was awarded. The Compound Annual Growth Rate in book value for ProAssurance for 2023-25 was 1.19%. Threshold achievement required a Compound Annual Growth Rate of 4%; therefore, no credit was awarded. Accordingly, the 2023 performance shares were certified to have no value, resulting in loss of $1,100,000 in target compensation to the CEO and an amount between $82,000 and $238,000 for each other Named Executive Officer.
Stock Ownership Guidelines
Our Board has adopted stock ownership targets for our directors and executive officers to further align their interests with those of our stockholders. The level of stock ownership for our executives varies by position and their stock ownership targets are as follows: five times base salary for our Chief Executive Officer and three times base salary for the Chief Financial Officer, the General Counsel, and Presidents of our operating Segments. Executives are encouraged to achieve compliance with the guidelines within five years of service in a position covered by the guidelines. Unvested equity awards or stock options are not counted as owned shares for purposes of the guidelines. In addition, for awards granted after 2010, our executives must agree in writing to hold shares of our stock issued pursuant to stock-based awards for a minimum of one year from the date of issue.
Policies and Practices Related to the Grant of Certain Equity Awards
Our executive compensation programs have not historically included awards of stock options. Accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. We also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation.
Anti-Hedging Policy
We adopted an anti-hedging policy in 2011 for our executives and other employees with respect to their ownership of our common stock to comply with the Dodd-Frank Act. Our anti-hedging policy is contained in our Code of Ethics and Conduct available on our website, and is as follows: “[n]o employee or member of the Board of Directors is permitted to purchase financial instruments (such as prepaid variable forward contracts, equity swaps, collars, and exchange funds) that are designed to hedge or offset any decrease in the market value of the Company’s common stock that (1) have been granted to the employee or member of the board of directors as part of his or her compensation; or (2) are otherwise held, directly or indirectly, by the employee or member of the Board of Directors.”

Recoupment of Incentive Compensation
Incentive compensation agreements for all current and former executive officers are covered by a recoupment requirement (a “clawback”) established by our Board of Directors that has been updated when necessary to comply with regulatory requirements. The Company’s clawback policy generally requires recoupment of incentive-based compensation (defined consistent with SEC Rule 10D-1) in the event of an accounting restatement due to material noncompliance with any reporting requirement under the federal securities law. The requirement applies to current and former executive officers and other SEC Section 16 officers of the Company. It is based on the Company's attainment of a financial metric during the three-year period prior to the fiscal year in which the restatement occurs, regardless of fault or misconduct, to the extent such compensation exceeds the amount that would have been awarded based on the restated financial results.
Furthermore, under the clawback policy, the Company is prohibited from indemnifying any executive officer or former executive officer against the loss of erroneously received incentive-based compensation. A clawback policy has been in effect for incentive compensation paid for years beginning after 2010, and we have incorporated it in the 2014 Annual Incentive Plan, the 2014 Amended and Restated Equity Incentive Plan, the 2024 Equity Incentive Plan, and in all award agreements thereafter.
Other Compensation
Executive perquisites are not intended to be a material element of compensation for executives. Our executives participate in our qualified retirement plan on terms generally available to our employees. In addition, we have adopted a non-qualified deferred compensation plan for executives and other highly compensated employees that provides for a matching contribution with respect to deferrals by employees whose base compensation exceeds the compensation limit established by the Internal Revenue Code for qualified retirement plans. The matching contributions are comparable to the employer contributions to our qualified retirement plan within the compensation limits under the Internal Revenue Code.
Post-termination and Change of Control Compensation
We offer executives severance compensation in the event we terminate the executive’s employment without cause or the executive terminates his or her employment for good reason. The severance agreements are intended to aid in recruitment and retention of qualified executives. We believe our severance benefits for executives are appropriate and do not present a risk to our Company.
We believe that severance protection, particularly in the context of a change of control transaction, plays a valuable role in attracting and retaining key executives. Although we occasionally elect to engage our senior executives under employment agreements, our general approach has been to avoid employment agreements and to rely on severance agreements to define the terms of severance when an executive is involuntarily terminated without cause or elects to terminate for good reason. In change of control situations, severance agreements provide key executives with a level of security that allows them to devote their energies to the completion of the transaction for the benefit of the stockholders. In other situations, severance agreements facilitate changes in management by providing for a clean departure of terminated executives with a pre-negotiated set of benefits that are acceptable to all parties.
We have provided for severance benefits in Mr. Rand's employment agreement and in severance agreements with other key executives, including our other Named Executive Officers. Each arrangement is described briefly below and in detail in “Payments on Termination and Change of Control.”
The severance agreements with our key executives generally provide for severance compensation in an amount equal to the executive’s base salary and average annual incentive compensation from the prior three years if we terminate the executive's employment without cause or the executive resigns for good reason. However, an executive will be entitled to twice that amount if the executive's employment is terminated without cause or the executive resigns for good reason within two years after the occurrence of a change of control event. All severance agreements include a “double trigger”
for the payment of the increased benefits, such that (1) a change of control must occur, and (2) the executive must be terminated without cause or must terminate for good reason after the change of control. The employment agreement with Mr. Rand provides for different severance compensation payments, a description of which is included under the caption “Employment and Severance Agreements.” All executives are required to sign a general release of claims as a condition for receipt of severance benefits, and all the agreements include a covenant not to compete with our insurance subsidiaries for a period of not less than one year. Severance compensation is paid in monthly installments during the life of the covenant and is subject to forfeiture upon a breach of the covenant.
Our Board adopted resolutions in December 2010 under which we will not execute a new executive agreement that includes a gross-up for the excise tax imposed by Internal Revenue Code Sections 280G and 4999 or that includes an obligation to reimburse executive officers for such excise tax. The Board’s action does not change, alter, or amend any severance agreement with an executive officer that was in effect prior to December 1, 2010. One of our Named Executive Officers, who is not the CEO, has a severance agreement dated January 1, 2008 that includes a tax gross-up.

Report of the Compensation Committee
The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with our management, and based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this filing.
Compensation Committee:
•Maye Head Frei (Chair)
•Samuel A. Di Piazza, Jr., C.P.A.
•Staci M. Pierce, J.D.
April 7, 2026
Compensation of Executive Officers
The following table sets forth a summary of the compensation paid or accrued by ProAssurance and its subsidiaries during the last fiscal year with respect to ProAssurance’s principal executive officer, principal financial officer, and the three other most highly compensated persons considered to be executive officers or their equivalent. The individuals required to be included in the table are referred to as the “Named Executive Officers.”
SUMMARY COMPENSATION TABLE

		Salary	Bonus	Stock Awards(2)(3)	Option Awards	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(5)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Edward L. Rand, Jr.	2025	1,040,000	—	2,300,000	—	1,842,547	—	113,619	5,296,166
Chief Executive Officer and President(1)	2024	1,029,231	—	2,593,355	—	2,496,000	—	108,248	6,226,834
	2023	1,000,000	—	2,200,000	—	420,000	—	105,832	3,725,832
Dana S. Hendricks	2025	513,713	—	570,000	—	682,601	—	57,953	1,824,267
Chief Financial Officer, Executive Vice President and Treasurer	2024	507,127	—	671,915	—	813,721	—	56,832	2,049,595
	2023	485,414	—	475,000	—	154,114	—	52,954	1,167,482
Jeffrey P. Lisenby	2025	530,553	—	570,000	—	704,978	—	49,778	1,855,309
Executive Vice President, Corporate Secretary and General Counsel	2024	526,393	—	671,915	—	840,396	—	48,653	2,087,357
	2023	513,727	—	475,000	—	162,257	—	44,531	1,195,515
Kevin M. Shook	2025	483,740	—	570,000	—	479,251	—	55,918	1,588,909
President, Eastern Alliance Insurance Group	2024	479,947	—	671,915	—	583,390	—	55,165	1,790,417
	2023	468,398	—	475,000	—	189,548	—	52,103	1,185,049
Robert D. Francis	2025	625,000	—	570,000	—	906,244	—	50,635	2,151,879
President, Medical Professional Liability	2024	604,808	—	766,215	—	990,000	—	54,112	2,415,135
	2023	543,269	—	275,000	—	289,753	—	48,854	1,156,876

(1)Management directors of ProAssurance do not receive any additional compensation, whether cash, stock or otherwise, in their capacity as directors.
(2)The performance shares are treated as stock awards in the Summary Compensation Table. The performance shares are earned if defined metrics are achieved during the period ending three years after the award is granted, except that performance shares are payable at the target level upon the participant’s death or disability and are payable upon the participant’s retirement or termination for good reason after the year of grant if the performance level has been achieved for the last year prior to the participant’s termination with such award to be prorated based on the time the participant is employed during the performance period. The value of performance shares represents the value of the target which is intended to reflect shares expected to be earned based on their closing market price on the date of the award ($16.13 on February 25, 2025; $14.57 on May 23, 2024; and $19.89 on February 28, 2023) as follows: Mr. Rand — $1,150,000 in 2025; $1,296,672 in 2024; and $1,100,000 in 2023; Ms. Hendricks, Mr. Lisenby and Mr. Shook — $285,000 in 2025; $335,956 in 2024; and $237,500 in 2023; and Mr. Francis— $285,000 in 2025; $383,104 in 2024; and $82,500 in 2023 . The amounts do not correspond to actual value that will be realized by the Named Executive Officers, which depends on the achievement of the specified performance criteria over the performance period and the market value of a share of ProAssurance Common Stock at the end of the performance period. The performance criteria are discussed in the Compensation Discussion and Analysis.
(3)RSUs granted as long-term incentive compensation are also included as stock awards in the Summary Compensation Table. Each RSU is equal in value to one share of Common Stock and will vest upon the sooner of three years of continuous employment or termination of employment by reason of death or disability or for good reason. The value of the RSUs granted as long term incentive compensation are based on the value of a share of our Common Stock on the date of the award ($16.13 on February 25, 2025; $14.57 on May 23, 2024; and $19.89 on February 28, 2023) as

follows for Mr. Rand — $1,150,000 in 2025; $1,296,683 in 2024; and $1,100,000 in 2023; Ms. Hendricks, Mr. Lisenby and Mr. Shook — $285,000 in 2025; $335,959 in 2024; and $237,500 in 2023; and Mr. Francis — $285,000 in 2025; $383,111 in 2024; and $192,500 in 2023. The amounts do not correspond to actual value that will be recognized by the Named Executive Officers which depends on the market price of a share of Common Stock at the end of the vesting period.
(4)The Non-Equity Incentive Plan Compensation reflects the amount paid under the ProAssurance Corporation Annual Incentive Award Guidelines for 2025, 2024, and 2023. The non-equity incentive plan compensation payable to Named Executive Officers is denominated in dollars and may be payable in cash and Common Stock. Awards of annual incentive compensation for a year are made in the first quarter of the following year after the financial information for the preceding year is available. No shares of Common Stock were awarded for 2025, 2024, or 2023. The Summary Compensation Table also reflects payments made in connection with the Merger, to mitigate the potential impact of Section 280G on the Company and its NEOs, in accordance with the Merger Agreement. In consultation with The Doctors Company, our Compensation Committee approved payments to the named executive officers in 2025 of approximately 80% of the annual cash incentive awards that was expected to be paid to these officers in early 2026. The Compensation Committee’s decision reflected its assessment in early December 2025 of the likelihood that the Company would achieve the 2025 target performance metrics, as it did. Included in 2025 compensation for the NEOs were the December 5, 2025, payments as follows:

Edward L. Rand, Jr.	$998,400
Dana S. Hendricks	$369,873
Jeffrey P. Lisenby	$381,998
Kevin M. Shook	$348,098
Robert D. Francis	$450,000

(5)Other compensation in 2025 includes the amounts set forth in the following table:

Name	Qualified Retirement Plan	Nonqualified Deferred Compensation Plan	Bonus and Service Awards	Perquisites
Edward L. Rand, Jr.	$21,000	$41,400	$1,019	$50,200
Dana S. Hendricks	$21,000	$9,823	$237	$26,893
Jeffrey P. Lisenby	$21,000	$10,833	$596	$17,349
Kevin M. Shook	$21,000	$8,024	$—	$26,894
Robert D. Francis	$21,000	$16,500	$131	$13,004

    The perquisites for Mr. Rand include $23,307 for personal use of the corporate aircraft as the aggregate incremental cost for personal use. The compensation attributable to personal use was computed by multiplying the number of hours the airplane was used for each executive’s personal benefit by the amount of the variable expenses incurred in the use of the airplane per flight hour.
    The variable expenses per flight hour were calculated by dividing the total flight hours during each year into the sum of the variable expenses incurred (e.g., fuel, airport charges, travel and lodging expense for the crew during such year).

GRANTS OF PLAN-BASED AWARDS

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payments Under Equity Incentive Plan Awards(3)			All Other Stock Awards; Number of Shares of Stock or Units(4) (#)	All Other Option Awards; Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Edward L. Rand, Jr.	2/25/2025	312,000	1,248,000	2,496,000	—	—	—	—	—	—	—
	2/25/2025	—	—	—	35,648	71,296	142,591	—	—	—	1,150,000
	2/25/2025	—	—	—	—	—	—	71,296	—	—	1,150,000
Dana S. Hendricks	2/25/2025	115,585	462,342	924,683	—	—	—	—	—	—	—
	2/25/2025	—	—	—	8,834	17,669	35,338	—	—	—	285,000
	2/25/2025	—	—	—	—	—	—	17,669	—	—	285,000
Jeffrey P. Lisenby	2/25/2025	119,374	477,498	954,995	—	—	—	—	—	—	—
	2/25/2025	—	—	—	8,834	17,669	35,338	—	—	—	285,000
	2/25/2025	—	—	—	—	—	—	17,669	—	—	285,000
Kevin M. Shook	2/25/2025	108,842	435,366	870,732	—	—	—	—	—	—	—
	2/25/2025	—	—	—	8,834	17,669	35,338	—	—	—	285,000
	2/25/2025	—	—	—	—	—	—	17,669	—	—	285,000
Robert D. Francis	2/25/2025	140,625	562,500	1,125,000	—	—	—	—	—	—	—
	2/25/2025	—	—	—	8,834	17,669	35,338	—	—	—	285,000
	2/25/2025	—	—	—	—	—	—	17,669	—	—	285,000
(1)All awards were recommended by the Compensation Committee at its meeting on February 20, 2025. Equity awards have a specified valuation date of February 25, 2025 (the date on which the window for the trading in ProAssurance common stock opened after the prior year-end earnings were released). As required by the Compensation Committee Charter, the independent directors approved the recommendation for the awards granted to the Chief Executive Officer at the meeting of the Board of Directors on March 5, 2025, and the Board of Directors also approved the recommendations for the awards granted to the other Named Executive Officers.
(2)The amount reported represents the possible amounts paid to the Named Executive Officers for annual incentive compensation for 2025. The amount reported in the "Target" column represents the annual target incentive bonus opportunity for each executive. The "Threshold" amount does not reflect a minimum guaranteed payment amount, as the actual incentive payment would be below Threshold, and potentially zero, if the Company fails to achieve Threshold level performance for one or more metrics. The amounts reported in the "Threshold" and "Maximum" columns in the table represent the amounts determined pursuant to the annual incentive compensation plan. The Compensation Committee uses certain performance criteria as a guideline in making its recommendations for annual incentive compensation. Each element of the performance criteria has a minimum achievement level. No incentive compensation is payable with respect to an individual performance criteria if a minimum is not achieved. Actual payments under these awards were determined in February 2026, were paid in March 2026, and are included in the "2025 Summary Compensation Table." The non-equity incentive plan awards are discussed in more detail in the following discussion.
(3)The awards of performance shares are subject to the satisfaction of performance criteria and the grant date fair value of performance shares reflects the value of the shares expected to be earned if the performance criteria for the target level is met. The performance share awards are discussed in more detail in the following discussion.
(4)The stock awards include RSUs granted as long term incentive compensation and are discussed in more detail in the following discussion.
On May 22, 2024, our stockholders approved the 2024 Equity Incentive Plan. The 2024 Equity Incentive Plan was designed to further our long-term growth profitability by offering proprietary interests in the Company to those key officers, employees, consultants, and directors who will be largely responsible for such growth, and to enhance our ability to retain such persons through long-term incentive compensation in the form of proprietary interests in ProAssurance. The 2024 Equity Incentive Plan reserved 2,400,000 shares of Common Stock for equity based awards granted under the plan. No participant may receive awards for more than 250,000 shares of our Common Stock (or their equivalent) in any year under the 2024 Equity Incentive Plan. The performance shares and RSUs that were granted in 2025 and 2024 were under the 2024 Equity Incentive Plan. The performance shares and RSUs that were granted in 2023 were under the 2014 Amended and Restated Equity Incentive Plan, which expired in May of 2023.

Non-equity Incentive Plan Awards
The Non-equity Incentive Plan Awards reflect the right to receive incentive compensation for 2025 under the guidelines recommended by the Compensation Committee under the ProAssurance Corporation 2014 Annual Incentive Compensation Plan and ratified by the Board of Directors at its meeting in March 2024. The target for annual incentive awards is expressed as a percentage of base salary and is earned if performance measures established by the Compensation Committee are achieved. The Compensation Committee assigns a target amount for each performance measure as well as a threshold amount and a maximum amount. Each performance measure is assigned a percentage share of the annual incentive compensation. If the target is satisfied, 100% of the weighted percentage attributable to the performance measure is assigned to that measure. Performance below the threshold for any performance measure results in no percentage being attributed to that performance measure; and performance above the maximum for any performance measure is subject to a cap in the percentage assigned to that measure. We interpolate the percentage assigned to a performance measure if the performance is between the threshold and the target or between the target and the maximum. The performance measures for Mr. Rand, Ms. Hendricks, and Mr. Lisenby are based exclusively on corporate-wide performance. For Mr. Shook, 70% of his performance measures are based on corporate-wide performance with the remaining 30% based on performance measures relating to the Workers’ Compensation Insurance segment. For Mr. Francis, 70% of his performance measures are based on corporate-wide performance with the remaining 30% based on performance measures relating to the MPL line of business. The targets for annual incentive compensation for each of the Named Executive Officers for 2025 and the performance measures and their assigned percentages are described under “Executive Compensation —Annual Incentive Compensation.” The threshold, target, and maximum goals for each of the performance criteria in 2025 and the credit given for each of the corporate performance criteria are set forth below.

			Performance		Credit
Performance Criteria	2025 Threshold	2025 Target	2025 Maximum	2025 Actual	2025 Target Percentage(1)	2025 Achieved Percentage(2)
Consolidated Non-GAAP Operating Ratio (CEO, EVP/CFO, and EVP/GC)	97.1%	94.1% - 88.1%	85.1%	87.4%	70%	87.6%
Consolidated Non-GAAP Operating Ratio (WC & MPL)	97.1%	94.1% - 88.1%	85.1%	87.4%	40%	50.1%
Individual Performance (CEO, EVP/CFO, and EVP/GC)(3)	—%	—%	—%	200.0%	30%	60.0%
Individual Performance (WC)(3)	—%	—%	—%	200.0%	30%	60.0%
Individual Performance (MPL)(3)	—%	—%	—%	200.0%	30%	60.0%
Segment Non-GAAP Operating Ratio (WC)	96.4%	93.4% - 87.4%	84.4%	97.2%	30%	—%
Non-GAAP Operating Ratio (MPL)(4)	93.8%	90.8% - 84.8%	81.8%	82.7%	30%	51.0%
(1)The target percentage for the consolidated Non-GAAP operating ratio is applicable to all NEOs, and 30% of the annual incentive award for all NEOs was determined based on an Individual Performance metric. The MPL metric and target applies only to Mr. Francis, and the Workers’ Compensation metric and target applies only to Mr. Shook.
(2)The total weighted percentages of the performance measures for each of the Named Executive Officers was as follows: Mr. Rand — 148%; Ms. Hendricks — 148%; Mr. Lisenby — 148%; Mr. Shook — 110%; and Mr. Francis — 161%.
(3)For this criteria, the Named Executive Officers are evaluated by the Compensation Committee based on several factors as discussed in the Compensation Discussion and Analysis.
(4)The MPL Line-of-Business Metric excludes the effects of certain non-operational items.
The annual incentive compensation paid to the Named Executive Officers in 2026 for 2025 is reflected in the Summary Compensation Table. The annual incentive compensation comprised the following percentages of base salary as of the end of 2025 of the Named Executive Officers: Mr. Rand — 177.1%; Mr. Lisenby — 132.8%; Ms. Hendricks — 132.8%; Mr. Shook — 99.1%; and Mr. Francis — 145.0%. The Annual Incentives Awards were paid in cash.
Equity Incentive Plan Awards
The Compensation Committee has granted performance shares to the Named Executive Officers and our senior executives. The performance shares are included in the Grants of Plan-Based Awards table as Estimated Future Payments under “Equity Incentive Plan Awards.”

In 2025, the Board of Directors, on the recommendation of the Compensation Committee, granted performance shares to the Named Executive Officers. The performance criteria are described in the discussion under “Executive Compensation — Long-term Incentive Compensation.” The performance shares are payable if any of the performance criteria are met during the three year period ending December 31, 2027, except that performance shares are payable at the target level upon the participant’s death or disability and are payable upon the participant’s retirement or termination for good reason after the year of grant if the performance level has been achieved for the last year prior to the participant’s termination with such award to be prorated based on the time the participant is employed during the performance period.
All Other Stock Awards
As described in the discussion under “Executive Compensation — Long-term Incentive Compensation,” in 2025, the Board of Directors, on the recommendation of the Compensation Committee, certified RSUs for payment.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards					Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)
Edward L. Rand, Jr.	—	—	—	—	—	2/28/2023	18,435	445,390	2/28/2023	55,304	1,336,145
	—	—	—	—	—	5/23/2024	59,331	1,433,437	5/23/2024	88,997	2,150,168
	—	—	—	—	—	2/25/2025	71,296	1,722,505	2/25/2025	71,296	1,722,505
Dana S. Hendricks	—	—	—	—	—	2/28/2023	3,980	96,157	2/28/2023	11,941	288,495
	—	—	—	—	—	5/23/2024	15,372	371,388	5/23/2024	23,058	557,081
	—	—	—	—	—	2/25/2025	17,669	426,882	2/25/2025	17,669	426,882
Jeffrey P. Lisenby	—	—	—	—	—	2/28/2023	3,980	96,157	2/28/2023	11,941	288,495
	—	—	—	—	—	5/23/2024	15,372	371,388	5/23/2024	23,058	557,081
	—	—	—	—	—	2/25/2025	17,669	426,882	2/25/2025	17,669	426,882
Kevin M. Shook	—	—	—	—	—	2/28/2023	3,980	96,157	2/28/2023	11,941	288,495
	—	—	—	—	—	5/23/2024	15,372	371,388	5/23/2024	23,058	557,081
	—	—	—	—	—	2/25/2025	17,669	426,882	2/25/2025	17,669	426,882
Robert D. Francis	—	—	—	—	—	2/28/2023	3,226	77,940	2/28/2023	4,148	100,216
	—	—	—	—	—	5/23/2024	17,529	423,501	5/23/2024	26,294	635,263
	—	—	—	—	—	2/25/2025	17,669	426,882	2/25/2025	17,669	426,882
(1)    The Stock Awards not vested reflect the number of RSUs granted as long term incentive compensation. The RSUs are denominated in shares of Common Stock but no shares are issued on the date of grant. Each RSU is payable in cash and shares of Common Stock in an amount equal to the market value of a share of Common Stock on the date of vesting. RSUs vest three years after the date of grant if the grantee is continuously employed by ProAssurance or a subsidiary unless vesting is accelerated upon a change of control of ProAssurance or upon termination of employment by reason of death, disability or good reason.
(2)    The Equity Incentive Plan Awards reflect the performance shares granted under the 2014 Equity Incentive Plan and 2024 Equity Incentive Plan. The performance shares vest if ProAssurance achieves performance criteria discussed under “Executive Compensation — Long-term Incentive Compensation” during the three year period commencing on the date of grant, except that performance shares are payable at the target level upon the participant’s death or disability and are payable upon the participant’s retirement or termination for good reason after the year of grant if any of the performance criteria has been achieved for the last year prior to the participant’s termination with such award to be prorated based on the time the participant is employed during the performance period. The number of unearned performance shares assumes the Named Executive Officer will earn the target number of performance shares.

OPTION EXERCISES AND STOCK VESTED(1)
(During Last Completed Fiscal Year)

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Edward L. Rand, Jr.	—	—	—	(1)	—
			88,472	(2)	1,635,309
Dana S. Hendricks	—	—	—	(1)	—
			20,750	(2)	388,653
Jeffrey P. Lisenby	—	—	—	(1)	—
			20,750	(2)	388,653
Kevin M. Shook	—	—	—	(1)	—
			20,750	(2)	388,653
Robert D. Francis	—	—	—	(1)	—
			19,762	(2)	380,291
(1)    Performance shares were granted to executive officers in 2023. As discussed previously, operational performance was below the threshold level for payment of performance shares, and those awards were certified to have no value.
(2)    These “shares acquired on vesting” consist of RSUs previously granted under the 2014 Equity Incentive Plan and the 2024 Equity Incentive Plan that vested in 2025 upon satisfaction of the restricted period. The value realized reflects the market price of the vested shares on the date of vesting. RSUs were paid in shares of Common Stock net of the cash required for withholding.
NON-QUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Edward L. Rand, Jr.	61,490	41,400	373,288	—	3,319,887
Dana S. Hendricks	12,000	9,823	18,330	—	150,522
Jeffrey P. Lisenby	12,350	10,833	101,813	—	775,515
Kevin M. Shook	8,060	8,024	33,983	—	279,578
Robert D. Francis	125,000	16,500	54,901	—	516,926
(1) Registrant contributions are included in “Other Compensation” to Executives in the Summary Compensation Table.
Effective January 1, 2005, we adopted the Executive Nonqualified Excess Plan of ProAssurance Group (the “Deferred Compensation Plan”), for the benefit of eligible employees and directors. The employees eligible to participate in the plan are Vice Presidents and above of ProAssurance and any other employees whose annual compensation exceeds the dollar limit that applies to the definition of “highly compensated employee” found in the Internal Revenue Code (which was $160,000 in 2025).
Under the Deferred Compensation Plan, an eligible employee may elect to defer up to 75% of base salary. A director may elect to defer up to 100% of director fees or other cash compensation. Effective January 1, 2006, we amended our Deferred Compensation Plan to provide for additional matching employer contributions on behalf of employees whose base compensation exceeds our qualified plan’s compensation limit. For these employees, we match salary reductions in an amount up to 5% of the amount by which their base compensation exceeds the compensation limit. Deferred amounts are contributed to the Deferred Compensation Plan and contributions are credited with deemed investment earnings as if they were invested in one or more designated mutual funds pursuant to an investment election made by the participants as of the date of deferral. Distributions under the plan are made upon termination of employment or service, death, disability, or upon a change of control. Distributions are made in a lump sum or annual installments over a period not exceeding 10 years as elected by the participant. A separate distribution election can be made with respect to each year’s deferrals and matching contributions.

Employment and Severance Agreements
We entered into a new employment agreement with Edward L. Rand, Jr., when he became our Chief Executive Officer on July 1, 2019. Mr. Rand has the following rights and benefits under that agreement:
•annual one-year renewals if the agreement is not terminated following the expiration of the initial term on July 1, 2025;
•minimum base salary of $900,000 subject to annual increases at the discretion of the Board of Directors;
•annual incentive compensation with a target level not less than 120% of base salary, to be based on performance criteria established by the Board of Directors consistent with the criteria for other senior executive officers;
•one-time award of restricted stock units with a grant date value of not less than $2 million to vest over five years;
•annual long-term equity award with grant date value not less than $750,000;
•perquisites consistent with those provided to the prior Chief Executive Officer, including without limitation, up to 50 hours of personal use on the corporate airplane; and
•severance payments upon a termination of employment and payments upon a change of control as discussed in more detail under the caption “Payments on Termination and Change of Control.”
We entered into a Release and Severance Compensation Agreement with Dana S. Hendricks, our Chief Financial Officer, effective September 1, 2018, with Jeffrey P. Lisenby, our General Counsel, effective January 1, 2008, with Kevin M. Shook, President of Eastern Alliance Insurance Group, effective May 13, 2019, and with Robert D. Francis, President of Medical Professional Liability, effective April 22, 2024, each of which provide for severance payments upon a termination of employment and payments upon a change of control, as discussed in more detail under the caption “Payments on Termination and Change of Control.”
Payments on Termination and Change of Control
We have agreements with Mr. Rand and our other Named Executive Officers that provide severance benefits if we terminate their employment for cause or if they voluntarily terminate their employment for “good reason.” They may assert good reason for, among other reasons, a material reduction in compensation or position or change in location of employment.
Mr. Rand is entitled to severance benefits under his employment agreement if we terminate his employment without cause or he terminates his employment for good reason. In such event, Mr. Rand will be entitled to severance compensation in an amount equal to two times his then current base salary and two times the average annual incentive compensation paid to him for the prior three years (for at least two times the target level bonus).
Mr. Rand is not entitled to be paid severance compensation on a change of control of ProAssurance unless he terminates his employment for good reason or his employment is terminated without cause after the change of control. He may terminate for good reason if there is a material reduction in his position as chief executive officer within two years after the change of control. Mr. Rand is not entitled to be reimbursed for any excise tax imposed on his severance compensation as an excess parachute payment under Internal Revenue Code Sections 280G and 4999.
Each of Ms. Hendricks, Mr. Lisenby, Mr. Shook, and Mr. Francis is entitled to severance compensation in an amount equal to each executive’s current base salary and an amount equal to the average annual incentive compensation paid to such executive for the prior three years if we terminate the executive’s employment without cause or the executive terminates her or his employment for good reason. For Ms. Hendricks, Mr. Lisenby, and Mr. Shook, the severance compensation is doubled for termination of employment by ProAssurance without cause or by the Executive for good reason following change in control.
Each of the agreements with Mr. Rand, Ms. Hendricks, Mr. Lisenby, Mr. Shook, and Mr. Francis requires the terminated executive to release us from all claims relating to his or her employment as a condition to the provision of severance benefits. These agreements also include a covenant not to compete that extends for a period of one to three years depending upon the multiple used for determining the amount of severance compensation, e.g. if severance compensation is two times the sum of salary and average incentive compensation, the restricted period is two years. The severance compensation is payable in equal monthly installments over the duration of the restricted period. If an executive violates the covenant not to compete, we may terminate future installment payments of severance compensation.
On December 1, 2010, our Board of Directors adopted resolutions directing ProAssurance and its subsidiaries not to execute any new agreements with executive officers that require a “single trigger” for the payment of severance benefits upon a change of control and that provide for a “gross up” for the excise tax imposed on excess parachute payments under Internal Revenue Code Sections 280G and 4999. The Board’s action does not change, alter or amend any employment agreements in effect at the time of the adoption of the resolutions. The Severance Agreement with Mr. Lisenby continues to include the “gross up” provision because it was in effect at the time the Board adopted these policies.

The following table sets forth the amounts payable to the Named Executive Officers upon termination of their employment by reason of retirement or voluntary termination, death or disability, involuntary termination (termination by ProAssurance without cause and by the executive for good reason), and upon a change of control. The table assumes payment as if the termination of employment or change of control occurred on December 31, 2025:

Name	Retirement or Voluntary Termination	Death or Disability	Involuntary Termination(1)	Involuntary Termination After Change of Control(1)	Change of Control
Edward L. Rand, Jr.
Cash Severance-Annual Salary	$—	$—	$2,080,000	$2,080,000	$—
Cash Severance-Average Annual Incentive	$—	$—	$3,172,365	$3,172,365	$—
Equity Compensation Vesting(2)	$4,197,315	$8,810,150	$—	$8,810,150	$8,810,150
Deferred Compensation(3)	$2,281,678	$2,281,678	$2,281,678	$2,281,678	$2,281,678
Medical Benefits	$—	$—	$58,636	$58,636	$—
TOTAL	$6,478,993	$11,091,828	$7,592,679	$16,402,829	$11,091,828
Dana S. Hendricks
Cash Severance-Annual Salary	$—	$—	$513,713	$1,027,426	$—
Cash Severance-Average Annual Incentive	$—	$—	$550,145	$1,100,290	$—
Equity Compensation Vesting(2)	$1,053,031	$2,166,885	$—	$2,166,885	$2,166,885
Deferred Compensation(3)	$66,627	$66,627	$66,627	$66,627	$66,627
Medical Benefits	$—	$—	$29,716	$44,574	$—
Outplacement Services	$—	$—	$10,000	$10,000	$—
TOTAL	$1,119,658	$2,233,512	$1,170,201	$4,415,802	$2,233,512
Jeffrey P. Lisenby
Cash Severance-Annual Salary	$—	$—	$530,553	$1,061,106	$—
Cash Severance-Average Annual Incentive	$—	$—	$569,210	$1,138,420	$—
Equity Compensation Vesting(2)	$1,053,031	$2,166,885	$—	$2,166,885	$2,166,885
Deferred Compensation(3)	$487,950	$487,950	$487,950	$487,950	$487,950
Medical Benefits	$—	$—	$16,283	$24,424	$—
Outplacement Services	$—	$—	$10,000	$10,000	$—
TOTAL	$1,540,981	$2,654,835	$1,613,996	$4,888,785	$2,654,835
Kevin M. Shook
Cash Severance-Annual Salary	$—	$—	$483,740	$967,480	$—
Cash Severance-Average Annual Incentive	$—	$—	$417,396	$834,792	$—
Equity Compensation Vesting(2)	$1,053,031	$2,166,885	$—	$2,166,885	$2,166,885
Deferred Compensation(3)	$184,001	$184,001	$184,001	$184,001	$184,001
Medical Benefits	$—	$—	$29,716	$44,574	$—
Outplacement Services	$—	$—	$10,000	$10,000	$—
TOTAL	$1,237,032	$2,350,886	$1,124,853	$4,207,732	$2,350,886
Robert D. Francis
Cash Severance-Annual Salary	$—	$—	$625,000	$1,250,000	$—
Cash Severance-Average Annual Incentive	$—	$—	$728,666	$1,457,332	$—
Equity Compensation Vesting(2)	$1,122,146	$2,090,684	$—	$2,090,684	$2,090,684
Deferred Compensation(3)	$171,307	$171,307	$171,307	$171,307	$171,307
Medical Benefits	$—	$—	$11,508	$17,262	$—
Outplacement Services	$—	$—	$10,000	$10,000	$—
TOTAL	$1,293,453	$2,261,991	$1,546,481	$4,996,585	$2,261,991

(1) Reflects the maximum amount that can be paid upon involuntary termination of employment. If the executive terminates for good reason, the executive is entitled to cash severance, the executive’s account in the Deferred Compensation Plan, pro rata vesting of unpaid RSUs based on months of service during the restricted period, and pro rata vesting of performance shares based on months of services during the performance period and to the extent earned based on performance criteria as of the prior December 31. If we terminate the executive without cause, the executive is only entitled to cash severance and the executive’s account in the Deferred Compensation Plan. If we terminate the executive for cause, the executive is only entitled to the executive’s account in the Deferred Compensation Plan.
(2) The value of the acceleration of equity compensation benefits is calculated to reflect our accounting expense for the unvested performance shares and stock awards that have not been paid for financial reporting purposes. The value of the unvested awards is based on the market value of a share of Common Stock of $24.16 based on the closing price on the NYSE on December 31, 2025 (the last trading day of 2025). We calculated the number of shares based on the target achievement levels since the unvested performance shares and stock awards have not been earned yet; therefore, it is possible that the actual amounts could be higher or lower, or that the performance criteria is not achieved so that no amount is payable. We disclose the threshold, target, and maximum achievement levels in the table under the caption “Grants of Plan-Based Awards.”
(3) Reflects the employer contributions that we contributed, or are earned as of December 31, 2025 and due to be contributed, for the account of the executive under the Deferred Compensation Plan and all earnings (losses) that have accrued on the executive’s account. The executives will be entitled to return of the contributions contributed to the plan as a deferral of executive’s then current compensation. The amount in the table excludes benefits that are payable upon retirement under our qualified retirement plan.
DIRECTOR COMPENSATION
(For the year ended December 31, 2025)

Name	Fees Earned or Paid in Cash	Stock Awards ($)	NonEquity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Bruce D. Angiolillo	180,000	94,979	—	—	—	274,979
Richard J. Bielen(1)	99,792	94,979	—	—	—	194,771
Fabiola Cobarrubias	92,500	94,979	—	—	—	187,479
Samuel A. Di Piazza	87,292	94,979	—	—	—	182,271
Maye Head Frei	96,000	94,979	—	—	—	190,979
Staci M. Pierce	80,000	94,979	—	—	—	174,979
Scott C. Syphax	80,000	94,979	—	—	—	174,979
Katisha T. Vance	93,750	94,979	—	—	—	188,729
(1) Chair of the Audit Committee beginning June 1, 2025.

Non-management directors received an annual retainer of $80,000 in 2025. In addition to this annual retainer, the Independent Chairman, Bruce D. Angiolillo, received an additional annual retainer of $100,000 in 2025. Members of the Audit Committee received an additional annual retainer of $12,500 in 2025 while Richard J. Bielen received an additional annual retainer of $14,583 in 2025 for seven months of service as Committee Chair. The Chair of the Compensation Committee, Maye Head Frei, received an additional annual retainer of $16,000 in 2025. The Chair of the Nominating/ Corporate Governance Committee, Katisha T. Vance, received an additional retainer of $13,750 in 2025.
Our Board of Directors has adopted the ProAssurance Corporation Director Deferred Stock Compensation Plan to facilitate director stock compensation approved by the Compensation Committee. If granted by the Compensation Committee, the stock compensation is payable in whole shares of our Common Stock with a total value not to exceed the amount fixed by the Compensation Committee. The award is calculated using the NYSE closing price of a share of our Common Stock on the date of our annual meeting. On May 21, 2025, the amount fixed by the Compensation Committee for the stock award for each director was approximately $95,000.
Under the terms of the Director Deferred Stock Compensation Plan, our directors may elect either to receive the shares of Common Stock currently or to defer the receipt of the shares until their service as a director has ended. Cash dividends accumulate on the shares of Common Stock credited to the accounts of the directors and are applied toward the acquisition of additional shares of Common Stock for the account of the director. The accumulated dividends are used to acquire whole shares of Common Stock at the price of a share on the date of the payment of the dividend. Any amount not applied to the acquisition of the shares is retained in each director’s account and accumulated with future dividends on the shares credited to the director’s account. The amount so accumulated is to be applied to the acquisition of shares of Common Stock on date of the next dividend payment until the shares are distributed. Subject to approval by the Board of Directors, a director may request that the Company purchase the shares granted and accumulated under the plan at the time the director terminates service on the Board.

Risk Management in Relation to Compensation Policies and Practices
Short term incentive compensation as well as long-term incentive compensation for the executive officers and key employees of ProAssurance is provided under guidelines established under incentive plans approved by our stockholders and reviewed annually by the Compensation Committee.
The performance objectives used to measure achievement under these incentive compensation plans involve a mix of performance measures that are commonly used by public companies in the insurance industry, which include the following: Non-GAAP operating return on equity; weighted combined ratio; written premiums; CAGR/growth in book value; and stock performance against a nationally recognized index. These performance measures are weighted with the intent that a balance among the various measures is required to achieve maximum incentive compensation, thereby avoiding undue focus on any one of the objective criteria. A description of the performance measures used in our incentive plans is included under the caption “Executive Compensation — Compensation Discussion and Analysis.”
Our Compensation Committee analyzes the risks inherent in our incentive compensation plans in connection with its evaluation of the incentive compensation to be awarded to our key employees. As part of its duties as the Compensation Committee’s independent compensation consultant, F.W. Cook, assists the Compensation Committee in its evaluation of the risks associated with our incentive compensation plans. Based on information provided by F.W. Cook and its own analysis, the Compensation Committee has determined that the goals and incentives used in our incentive compensation plans are reasonable; are related to the sound financial management of ProAssurance and its subsidiaries; are generally consistent with past practice and industry practices; and do not present unnecessary or excessive risk that could threaten the value of ProAssurance in any material respect.
While all of our executive officers are compensated through the mixture of base salary, short-term incentive compensation, and long-term incentive compensation as described under the caption “Executive Compensation — Compensation Discussion and Analysis,” we have a limited number of employees who are directly engaged in sales activity and receive a significant portion of their compensation in the form of commission payments for new and renewal business. The payment of commissions based solely on the production of business presents a risk of writing unprofitable business in order to obtain a commission. This risk is mitigated by the fact that the decision as to whether business will be written is made by our underwriting staff whose compensation is not commission based and whose incentive compensation, if any, is based on multiple performance measures under one or more of our previously described incentive plans.
We recognize that the performance measures under our incentive compensation plans are predominantly based on the financial information included in our financial statements and reports. There is a risk that incentive compensation could be paid based on erroneous financial information if our financial statements should be found to be inaccurate in any material respect. In December 2010 our Board of Directors adopted a recoupment (“clawback”) policy, which was updated in 2023, pursuant to which our executives must agree to pay back incentive compensation to the extent that such compensation is based on incorrect financial information derived from financial statements that are subsequently required to be restated.
Pay Ratio Disclosure
As required by the Dodd-Frank Act and SEC Regulation S-K, we are providing the following information about the relationship between the annual total compensation of our CEO, Mr. Rand, and the median of the annual total compensation of our employees for 2025 (our “CEO pay ratio”). Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
The ratio of the annual total compensation of Mr. Rand to the median of the annual total compensation of our employees for 2025 was 41.2 to 1.
This ratio was based on the following:
•annual total compensation of Mr. Rand for 2025, as set forth in the Summary Compensation Table, of $5,296,166; and
•median of the annual total compensation of all of our employees (other than Mr. Rand), determined in accordance with Item 402(u) of Regulation S-K, of $128,589.
For purposes of the above CEO pay ratio disclosure, we were required to identify a “median employee” based on our entire workforce, without regard to their location, compensation arrangements or employment status (full-time versus part-time). The “median employee” was determined by identifying the employee whose compensation was at the median of the compensation of our employee population (other than our CEO). The methodology and the material assumptions and estimates that we used to identify the median of the compensation of our employee population were as follows:
•Employee Population: We determined that, as of December 31, 2025, the date we selected to identify the “median employee,” our employee population consisted of 971 individuals (other than the CEO) working for ProAssurance Corporation and our consolidated subsidiaries, with all of these individuals located in the United States.

•Compensation Measures Used to Identify the Median Employee: For purposes of measuring the compensation of our employees to identify the “median employee,” we utilized base salary / wages and overtime pay, plus cash incentive compensation (annual bonus), commissions, or other cash compensation earned for individual and corporate performance in 2025. We annualized the compensation of employees to cover the full calendar year and treated new hires as if they were hired at the beginning of the year, as permitted by applicable SEC rules and regulations. We did not make any cost-of-living adjustments. We then added the grant-date value of any long-term equity awards made in 2025, plus employer contributions to our qualified retirement plan in 2025, plus the actual value of Company-paid benefits (including Company-paid premiums for health, dental, life, and disability insurance and any Company contribution to health savings accounts). Using this methodology, in accordance with Item 402(c)(2)(x) of Regulation S-K, we determined that the “median employee” was an employee with total compensation of $128,589 earned for the year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
BENEFICIAL OWNERSHIP OF OUR COMMON STOCK
The following tables set forth information regarding the beneficial ownership of Common Stock as of March 31, 2026 by (a) each person known to us to beneficially own more than 5% of the outstanding Common Stock, (b) each of our directors and named executive officers and (c) all of our directors and executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

The percentage of beneficial ownership of our Common Stock is calculated based on 51,607,726 shares of Common Stock outstanding as of March 31, 2026.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares. Unless otherwise noted, the address of each beneficial owner is c/o ProAssurance, 100 Brookwood Place, Birmingham, Alabama 35209.
Owners of More than 5% of Our Common Stock as of March 31, 2026

Stockholders	Amount & Nature of Beneficial Ownership	Percent of Class
BlackRock, Inc.(1)	7,468,439	14.47%
50 Hudson Yards, New York, NY 10001
The Vanguard Group, Inc.(2)	5,299,454	10.27%
100 Vanguard Blvd., Malvern, Pennsylvania 19355
Magnetar Financial, LLC(3)	3,013,195	5.84%
1603 Orrington Avenue, 13th Floor, Evanston, IL 60201
Dimensional Fund Advisors, LP(4)	2,838,938	5.50%
6300 Bee Cave Road, Building One, Austin, TX 78746
(1) Reflects shares of Common Stock beneficially owned by Blackrock, Inc. a parent holding company, according to a Schedule 13G/A filed with the SEC on January 22, 2024 which reported that Blackrock had sole voting power with respect to 7,374,839 shares of Common Stock, sole voting power with respect to 7,468,439 shares of Common Stock, sole dispositive power with respect to 7,468,439 shares of Common Stock, and shared voting and dispositive power with respect to no shares of Common Stock.
(2) In a Schedule 13G/A filed with the SEC on January 30, 2026, The Vanguard Group, Inc., an investment adviser, disclosed that as of December 31, 2025, it had shared voting power with respect to 387,020 shares of Common Stock and shared dispositive power with respect to 5,299,454 shares of Common Stock and sole voting and dispositive power with respect to no shares of Common Stock. According to the most recent Schedule 13G/A filed by Vanguard on March 27, 2026, the Vanguard Group reported that due to an internal realignment it no longer has, or is deemed to have, beneficial ownership over Company securities beneficially owned by various Vanguard subsidiaries and/or business divisions.
(3) Reflects shares of Common Stock beneficially owned by Magnetar Financial LLC, a hedge fund manager, according to a Schedule 13D filed with the SEC on April 11, 2025 which reported that Magnetar had shared voting and dispositive power with respect to 3,013,195 shares of Common Stock and sole voting and dispositive power with respect to no shares of Common Stock.

(4) Reflects shares of Common Stock beneficially owned by Dimensional Fund Advisors, LP, an investment advisor, according to a Schedule 13G filed with the SEC on February 9, 2024 which reported that Dimensional had had sole voting power with respect to 2,778,709 shares of Common Stock and sole dispositive power with respect to 2,838,938 shares of Common Stock and shares voting and dispositive power with respect to no shares of Common Stock.

Ownership by Our Directors and Executive Officers as of March 31, 2026

Stockholders	Amount & Nature of Beneficial Ownership(1)	Percent of Class
Directors and Named Executive Officers
Bruce D. Angiolillo	35,652	*
Richard J. Bielen	10,621	*
Fabiola Cobarrubias	25,184	*
Samuel A. Di Piazza, Jr.	44,981	*
Maye Head Frei	31,298	*
Staci M. Pierce	10,621	*
Edward L. Rand, Jr.(2)	293,947	*
Scott C. Syphax	25,184	*
Katisha T. Vance	34,159	*
Robert D. Francis	31,196	*
Dana S. Hendricks	45,603	*
Jeffrey P. Lisenby	98,286	*
Kevin M. Shook	53,447	*
All Directors and Executive Officers as a Group (13 Persons)	740,179	1.43%
* Less than 1%.
(1) Except as otherwise indicated, the persons named in the above table have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The information as to the beneficial ownership of Common Stock has been furnished by the respective persons listed in the above table. The information excludes restricted stock units and performance shares granted to executive officers that are unvested. No executive officer holds unexercised stock options.
(2) Shares are held in a joint brokerage account for Mr. Rand and his spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
TRANSACTIONS WITH RELATED PERSONS
The Nominating/Corporate Governance Committee has adopted the Procedures for Evaluation of Reportable Related Party Transactions. The procedures provide a framework for evaluating any transaction that the Company determines would be required to be publicly disclosed by Item 404(a) of Regulation S-K, and apply to directors, nominees for directors, executive officers, and certain persons related to any of the foregoing (related parties). The procedures are administered by the Company’s general counsel acting as Corporate Compliance Officer. The general counsel monitors compliance and reviews annually a completed questionnaire from each director, nominee for director, and executive officer that sets forth certain business and other affiliations that relate to the business and activities of the Company. The general counsel reports any related party transaction he becomes aware of to the Nominating/Corporate Governance Committee. The committee must evaluate the transaction to determine whether it is fair and reasonable to the Company and should also evaluate the impact the transaction will have on a director’s independence, if applicable.
ProAssurance adopted written policies and procedures for the review, approval or ratification of personal travel on corporate aircraft effective December 1, 2006. Pursuant to the Policies and Procedures for Personal Use of Aircraft, senior executive officers, directors, and such other employees of ProAssurance or its subsidiaries as may be designated by the Chief Executive Officer may use the corporate aircraft for personal travel if the aircraft is not otherwise required for business-related travel, upon reasonable notice to the Chief Executive Officer. As used in the Policies and Procedures for Personal Use of Aircraft, personal travel includes travel for entertainment, amusement or recreational purposes as described in Internal Revenue Service Notice 2005-45.
The Compensation Committee of the Board of Directors will establish, after reviewing the cost of the personal travel, the number of flight hours for which the Chief Executive Officer may use the corporate aircraft for personal travel in the succeeding twelve month period without further approval of the Committee. The Compensation Committee has established the number of aggregate flight hours for which all other authorized users may use the corporate aircraft for personal travel during the succeeding twelve months with the approval of the Chief Executive Officer as follows: 50 flight hours for personal travel by the Chief Executive Officer and 20 flight hours for personal travel by other authorized users in the aggregate. The Chief Executive Officer must get the prior approval of the Compensation Committee before approving any personal travel which exceeds the aggregate limit. The Compensation Committee may delegate to any of its members the authority to approve requests for personal travel in excess of established limits. Both the Compensation Committee and the Chief Executive Officer are responsible for applying the Policies and Procedures for Personal Use of Aircraft.
As previously disclosed in our SEC filings, the Company has entered into severance agreements with various ProAssurance executives.
One ProAssurance director currently purchases medical professional liability insurance from a ProAssurance subsidiary as described below.
Independent Directors
As required by the New York Stock Exchange Corporate Governance Listing Standards (“NYSE Rules”), a majority of the directors on our Board of Directors are required to be “independent” directors. Our Board of Directors has determined that the following directors are “independent” directors:

Bruce D. Angiolillo, J.D.	Maye Head Frei
Richard J. Bielen, C.P.A.	Staci M. Pierce, J.D.
Fabiola Cobarrubias, M.D.	Scott C. Syphax
Samuel A. Di Piazza, Jr., C.P.A.	Katisha T. Vance, M.D.
Our Board evaluates the independence of our directors by reviewing each related party relationship or transaction involving a director or nominee for a director using a subjective and principles-based approach. To find that a director or nominee is independent, the Board must affirmatively determine that he or she has no material relationship with the Company that will preclude his or her independence after using a three-step approach that: (1) identifies all relationships and transactions between the director or nominee and the Company; (2) analyzes those relationships under certain criteria, including the NYSE Rules, the recommendations for corporate governance (“Governance Guidelines”) published by Institutional Shareholder Services (“ISS”) and Glass Lewis & Co., LLC, and specific committee independence requirements under Internal Revenue Code Section 162(m) and SEC Rule 16b-3; and (3) analyzes any remaining relationship to determine whether such relationship precludes a finding of independence in the Board’s business judgment. The Board considered the following relationships in its evaluation of the independence of our non-management directors.
The NYSE Rules provide that a director cannot be independent if he or she is a current employee, or a member of his or her immediate family is a current executive officer of another company that has made payments to, or received payments from, ProAssurance during the past three (3) years in an amount that exceeds the greater of $1 million, or two percent (2%) of the other company’s consolidated gross revenues during each fiscal year ended in such period.
Two of our directors have purchased medical professional liability insurance from the Company either directly or indirectly through their respective practice entities during the last three years (Dr. Cobarrubias and Dr. Vance). Only Dr. Vance is currently purchasing medical professional liability insurance from the Company.
•Dr. Vance purchased personal medical professional liability insurance from an insurance subsidiary of ProAssurance in each of the last three years as follows: 2023 — $18,584; 2024 — $11,401; and 2025 — $13,412. Dr. Vance is also a partner of Alabama Oncology, which purchased medical professional liability insurance from one of ProAssurance’s insurance subsidiaries for the following amounts: 2023-2024 — $368,860; 2024-2025 — $443,133; and 2025-2026 — $421,041.
•Dr. Cobarrubias is the Chief Executive Officer of Pacific Inpatient Medical Group, which previously purchased medical professional liability insurance from an insurance subsidiary of ProAssurance for the following amounts: 2023-2024 — $285,601; and 2024-2025 — $320,093. Pacific Inpatient Medical Group did not renew its policy in 2025.
All insurance policies were obtained in the ordinary course of business at rates that are consistent with our filed rates and customary underwriting practices. The premiums paid with respect to the individual physicians or the practice entities do not exceed the applicable $1 million standard of materiality set forth in the NYSE Rules and Governance Guidelines.
Our Board has consistently found that it is customary and appropriate for our physician directors to obtain their professional liability insurance from our insurance subsidiaries, and that the purchase of insurance from our subsidiaries will not impair the independence of a director so long as the premiums paid are less than the $1 million limitation in the NYSE Rules. In addition, the Board determined that the purchase of insurance did not create any material interest in the transaction such that it would have an effect on the independence of a director. For this reason, the Board also determined that the purchase of insurance should not be considered a “material relationship” based on our understanding of the Governance Guidelines, since it does not influence these directors’ objectivity in a manner that would impair their ability to satisfy fiduciary standards.
The Board of Directors determined that the purchase of medical professional liability insurance by our directors and their respective practices did not impair the independence of Dr. Cobarrubias and Dr. Vance.
Relationships Considered for Independence of Committee Members
The Board of Directors evaluated the independence of the members on both the Audit Committee and Compensation Committee. Mr. Bielen, Dr. Cobarrubias, and Mr. Di Piazza serve on the Audit Committee. Mr. Bielen’s only relationship with the Company is his service on the Board and the Audit Committee. Mr. Di Piazza’s only relationship with the Company is his service on the Board and as a member of the Audit and Compensation Committees. In reviewing Dr. Cobarrubias’ qualifications to serve on the Audit Committee, the Board evaluated the above-described relationship as required by the NYSE and SEC Rules. The Board determined that the existence of this past relationship did not preclude Dr. Cobarrubias from service on the Audit Committee under the NYSE and SEC requirements for audit committee members. As a result, the Board determined that each of these directors was permitted to serve on the Audit Committee under the requirements of the SEC and NYSE rules, as well as under the Governance Guidelines.
Mr. Di Piazza, Ms. Frei, and Ms. Pierce serve on the Compensation Committee. Mr. Di Piazza’s only relationship with the Company is his service on the Board and as a member of the Compensation and Audit Committees. The only relationship Ms. Frei and Ms. Pierce have with the Company is their service on the Board and as members of the Compensation Committee. As a result, the Board determined that Mr. Di Piazza, Ms. Frei, and Ms. Pierce were eligible to serve on the Compensation Committee under the requirements of the SEC rules.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The Audit Committee has appointed Ernst & Young LLP as our auditors for the current fiscal year ending December 31, 2026. Ernst & Young LLP served as the independent auditor of ProAssurance for the year ended December 31, 2025. In connection with the current appointment of the independent auditor, the Audit Committee reviewed with representatives of Ernst & Young LLP the most recent report of the Public Company Accounting Oversight Board (United States) (“PCAOB”) on the overall quality of the firm’s audit work.
Fees for 2025 and 2024
The table below sets forth the aggregate fees billed to ProAssurance for audit, tax, and other services provided by Ernst & Young LLP to ProAssurance during each of the last two fiscal years.

	2025	2024
Audit fees	$3,084,258	$3,742,116
Tax fees	353,431	355,879
Audit-Related Fees	—	—
Other Fees	—	—
Total	$3,437,689	$4,097,995

All fees paid to Ernst & Young LLP for 2025 that required the pre-approval of the Audit Committee were approved in accordance with our pre-approval policies and procedures described below.
Pre-Approval Policies and Procedures
The Audit Committee is responsible for the appointment, compensation, and oversight of the work of the independent auditor. As part of this responsibility, the audit committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that they do not impair the auditor’s independence. The SEC has issued rules specifying the types of services that an independent auditor may not provide to its audit client and governing the audit committee’s administration of the engagement of the independent auditor. Our Audit Committee has adopted an Audit and Non-audit Service Pre-approval Policy, which sets forth the procedures and the conditions pursuant to which services proposed to be performed by our independent auditor may be pre-approved.
For pre-approval of non-audit services, our Audit Committee will consider whether services are consistent with the SEC’s rules on auditor independence. Our Audit Committee will also consider whether the independent auditor is able to provide effective and efficient service, for reasons such as its familiarity with our business, people, culture, accounting systems, risk profile and other factors, and whether the services will enhance our ability to manage or control risk or improve audit quality. Our Audit Committee is also mindful of the relationship between fees for audit and non-audit services in deciding whether to pre-approve any such services. All such factors will be considered as a whole, and no one factor is necessarily determinative.

Our Audit Committee determines from time to time the eligible services that may be provided to ProAssurance by our independent auditors in accordance with the requirements and guidance of the SEC and the NYSE, or other exchanges or market systems on which our stock is traded. The Audit Committee also determines whether such services fit in the categories of Audit Services, Audit-related Services, Tax Services, and other Permitted Non-audit Services as described below and as the description of such services may be modified under subsequent guidance and interpretation of the regulatory and self-regulatory organizations applicable to ProAssurance, including without limitation, the SEC and the NYSE. The independent auditor may not provide any non-audit services that are prohibited under the provisions of Section 10A of the Exchange Act and the rules and regulations promulgated thereunder.
■Audit Services. Audit services in the annual audit engagement include the annual financial statement audit (including required quarterly reviews), subsidiary audits, equity investment audits, and other procedures required to be performed by the independent auditor in order for the independent auditor to form an opinion on our consolidated financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control and consultations relating to the annual audit or quarterly review and an actuarial analysis of the estimate for losses in our financial statements. Audit services also include the engagement for the independent auditor’s report on the effectiveness of internal controls for financial reporting. In addition to the audit services included in the annual audit engagement, the Audit Committee may approve other audit services. Other audit services are those services that only the independent auditor can reasonably provide and include statutory audits or financial audits for our subsidiaries or affiliates, services associated with inclusion of acquired companies in our financial statements, and services associated with SEC registration statements, periodic reports, and other documents we file with the SEC or other documents issued in connection with a securities offering.
■Audit-related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements or that are traditionally performed by the independent auditor. Because our Audit Committee believes that the provision of audit-related services does not impair the independence of the auditor and is consistent with SEC rules on auditor independence, the Audit Committee may grant pre-approval to audit-related services. Audit-related services include, among others: due diligence services pertaining to potential business acquisitions/dispositions; accounting consultations relating to accounting, financial reporting or disclosure matters not classified as “audit services;” assistance with understanding and implementing new accounting and financial reporting guidance from rule-making authorities; financial audits of employee benefit plans; agreed upon or expanded audit procedures related to accounting and/or billing records required to respond or comply with financial, accounting, or regulatory reporting matters; and assistance with internal control reporting requirements.
■Tax Services. Our Audit Committee believes that the independent auditor can provide tax services to ProAssurance such as tax compliance, tax planning, and tax advice without impairing the auditor’s independence, and the SEC has stated that the independent auditor may provide such services. Hence, our Audit Committee believes it may grant pre-approval to those tax services that:
•have historically been provided by the independent auditor;
•the Audit Committee believes would not impair the independence of the auditor; and
•are consistent with SEC rules on auditor independence.
The Audit Committee will not permit the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the sole business purpose of which may be tax avoidance and the tax treatment of which may not be supported in the Internal Revenue Code and related regulations. The Audit Committee will consult with the Chief Financial Officer or outside counsel to determine that tax planning and reporting advice is consistent with this policy.
■Other Non-audit Services. Our Audit Committee believes, based on the SEC’s rules prohibiting the independent auditor from providing specific non-audit services, that certain types of non-audit services are permitted. Accordingly, the Audit Committee believes it may grant pre-approval for those permissible non-audit services that it believes are routine and recurring services, would not impair the independence of the auditor, and are consistent with the SEC’s rules on auditor independence. The Audit Committee shall not pre-approve any payment or other renumeration to auditors on a contingent fee or a commission basis in connection with any Non-audit services. Our Audit Committee may not pre-approve any of the SEC’s prohibited non-audit services.
■Annual Audit Engagement. Our Audit Committee appoints the independent auditor of ProAssurance and pre-approves the services to be provided in connection with the preparation or issuance of the annual audit report or related work. The annual audit services are set forth in an engagement letter prepared by the independent auditor which is submitted to the Audit Committee for approval. The engagement letter provides that the independent auditor reports directly to the Audit Committee. Any audit services within the scope of the engagement letter are deemed to have been pre-approved by our Audit Committee.

■Pre-approval of Other Audit and Non-audit Services. Other audit services, audit-related services, tax services, and other non-audit services may be pre-approved by our Audit Committee in accordance with the following procedure either on a specific case-by-case basis as services are needed or on a pre-approval basis for services that are expected to be needed. Our Audit Committee may delegate to one or more designated members of the Audit Committee, who are independent directors of the Board of Directors, the authority to grant pre-approval of these services to be performed by the independent auditors. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.
Our management may submit requests for pre-approval of eligible services by the independent auditor from time to time to our Audit Committee or to the member or members of the committee to whom pre-approval authority has been delegated. The request for approval must be sufficiently detailed as to the particular services to be provided so that the Audit Committee knows precisely what services it is being asked to pre-approve and so that it can make a well-reasoned assessment of the impact of the service on the auditor’s independence. Budgeted amounts or fee levels for services to be provided by the independent auditor must be submitted with the request for pre-approval. Requests for pre-approval of services by the independent auditor must include a joint statement of the independent auditor and our Chief Financial Officer as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence.
Our Audit Committee will be informed not less frequently than quarterly of the services rendered by the independent auditor. Our Chief Financial Officer is responsible for tracking all independent auditors’ fees against the budget for such services and report at least quarterly to the Audit Committee.
The Audit Committee Charter designates our internal auditor to monitor the performance of all services provided by ProAssurance’s independent auditor and to determine whether such services are in compliance with policy. Our internal auditor reports to the Audit Committee on a periodic basis on the results of its monitoring. Both our internal auditor and management will immediately report to the Chair of the Audit Committee any breach of this policy that comes to the attention of the internal auditor or any member of management. The Audit Committee will also review our internal auditor’s annual internal audit plan to determine that the plan provides for monitoring of the independent auditor’s services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
No financial statement or supplemental data are filed with this Amendment No. 1. See Index to Consolidated Financial Statements in Part II, Item 8 of the Original 10-K.
(b) Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a) (filed herewith)

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a) (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 8, 2026

PROASSURANCE CORPORATION

By:	/S/ EDWARD L. RAND, JR.
Name:	Edward L. Rand, Jr.
Title:	President and Chief Executive Officer