Form 10-Q
period 2026-03-31
PROASSURANCE CORP
filed 2026-05-05
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026 or

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
As of May 1, 2026, there were 51,607,726 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CODM	Chief Operating Decision Maker
DDR	Death, disability and retirement
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations/excess of policy limit claims
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
Inova Re	Inova Re, LTD, S.P.C.
Interest Rate Swaps	ProAssurance's two forward-starting interest rate swap agreements associated with its Revolving Credit Agreement and Term Loan
IRS	Internal Revenue Service
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
MPL	Medical Professional Liability
Medical Technology Liability	Medical technology and life sciences products liability
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Insurance Company, formerly known as NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
PCAOB	Public Company Accounting Oversight Board
PPM RRG	Preferred Physicians Medical Risk Retention Group, a Mutual Insurance Company
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SEC	Securities and Exchange Commission
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131 was a Special Purpose Arrangement with Lloyd's of London Syndicate 1729.
Term Loan	ProAssurance's $125 million delayed draw term loan
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expenses

Term	Meaning
VIE	Variable interest entity
VOBA	Value of business acquired

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
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these material differences are described in "Item 1A, Risk Factors" in our December 31, 2025 report on Form 10-K and other documents we file with the SEC, such as our quarterly reports on Form 10-Q. There have been no material changes to the "Risk Factors" disclosed in Part 1, Item 1A of ProAssurance's December 31, 2025 report on Form 10-K.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2026	December 31, 2025
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,775,708 and $3,793,777, respectively; allowance for expected credit losses, $4,299 and $4,306, respectively)	$3,643,213	$3,685,787
Fixed maturities, trading, at fair value (cost, $13,487 and $14,202, respectively)	13,567	14,316
Equity investments, at fair value (cost, $121,742 and $121,766, respectively)	105,708	106,988
Short-term investments	309,510	285,629
Business owned life insurance	83,241	82,787
Investment in unconsolidated subsidiaries	240,411	245,472
Other investments (at fair value, $0 and $1,215, respectively, otherwise at cost or amortized cost)	7,207	8,400
Total Investments	4,402,857	4,429,379
Cash and cash equivalents	14,054	36,494
Premiums receivable, net (allowance for expected credit losses, $7,951 and $7,829, respectively)	237,511	227,757
Receivable from reinsurers on paid losses and loss adjustment expenses	16,432	19,671
Receivable from reinsurers on unpaid losses and loss adjustment expenses	334,900	334,612
Prepaid reinsurance premiums	38,180	32,933
Deferred policy acquisition costs	60,344	57,406
Deferred tax asset, net	126,162	121,868
Real estate, net	13,235	13,055
Operating lease ROU assets	13,164	13,820
Intangible assets, net	47,610	48,538
Goodwill	5,500	5,500
Other assets	105,042	106,159
Total Assets	$5,414,991	$5,447,192
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,980,278	$3,018,396
Unearned premiums	444,228	403,876
Reinsurance premiums payable	20,669	14,422
Total Policy Liabilities and Accruals	3,445,175	3,436,694
Operating lease liabilities	13,976	14,643
Other liabilities	197,764	226,304
Debt less unamortized debt issuance costs	419,306	420,417
Total Liabilities	4,076,221	4,098,058
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 64,214,694 and 64,020,611 shares issued, respectively)	642	640
Additional paid-in capital	412,703	413,594
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($26,942) and ($21,905), respectively)	(98,982)	(81,046)
Retained earnings	1,494,101	1,485,640
Treasury shares, at cost (12,606,968 shares as of each respective period end)	(469,694)	(469,694)
Total Shareholders' Equity	1,338,770	1,349,134
Total Liabilities and Shareholders' Equity	$5,414,991	$5,447,192
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2025	$640	$413,594	$(81,046)	$1,485,640	$(469,694)	$1,349,134
Share-based compensation	—	2,271	—	—	—	2,271
Net effect of restricted and performance shares issued	2	(3,162)	—	—	—	(3,160)
Other comprehensive income (loss)	—	—	(17,936)	—	—	(17,936)
Net income (loss)	—	—	—	8,461	—	8,461
Balance at March 31, 2026	$642	$412,703	$(98,982)	$1,494,101	$(469,694)	$1,338,770

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2024	$638	$408,471	$(172,391)	$1,434,725	$(469,694)	$1,201,749
Share-based compensation	—	1,575	—	—	—	1,575
Net effect of restricted and performance shares issued	1	(1,416)	—	—	—	(1,415)
Other comprehensive income (loss)	—	—	37,533	—	—	37,533
Net income (loss)	—	—	—	(5,822)	—	(5,822)
Balance at March 31, 2025	$639	$408,630	$(134,858)	$1,428,903	$(469,694)	$1,233,620
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2026	2025
Revenues
Net premiums earned	$223,505	$236,275
Net investment income	39,972	36,951
Equity in earnings (loss) of unconsolidated subsidiaries	2,938	4,015
Net investment gains (losses):
Impairment gains (losses)	7	(155)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	(102)
Net impairment gains (losses) recognized in earnings	7	(257)
Other net investment gains (losses)	(3,432)	(1,436)
Total net investment gains (losses)	(3,425)	(1,693)
Other income (expense)	(356)	(3,469)
Total revenues	262,634	272,079
Expenses
Net losses and loss adjustment expenses	174,194	189,960
Underwriting, policy acquisition and operating expenses:
Operating expense	40,937	50,810
DPAC amortization	31,592	32,381
SPC U.S. federal income tax expense (benefit)	549	348
SPC dividend expense (income)	1,079	(248)
Interest expense	5,090	5,160
Total expenses	253,441	278,411
Income (loss) before income taxes	9,193	(6,332)
Provision for income taxes:
Current expense (benefit)	(100)	(520)
Deferred expense (benefit)	832	10
Total income tax expense (benefit)	732	(510)
Net income (loss)	8,461	(5,822)
Other comprehensive income (loss), after tax, net of reclassification adjustments	(17,936)	37,533
Comprehensive income (loss)	$(9,475)	$31,711
Earnings (loss) per share:
Basic	$0.16	$(0.11)
Diluted	$0.16	$(0.11)
Weighted average number of common shares outstanding:
Basic	51,491	51,188
Diluted	51,811	51,445
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2026	2025
Operating Activities
Net income (loss)	$8,461	$(5,822)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, net of accretion	2,912	3,822
(Increase) decrease in cash surrender value of BOLI	(454)	(618)
Gain on sale of capital assets	—	(2,212)
Net investment (gains) losses	3,425	1,693
Share-based compensation	2,271	1,788
Deferred income tax expense (benefit)	832	10
Policy acquisition costs, net of amortization (net deferral)	(2,938)	(2,100)
Equity in (earnings) loss of unconsolidated subsidiaries	(2,938)	(4,015)
Distributed earnings from unconsolidated subsidiaries	5,235	4,867
Other, net	(199)	1,421
Change in:
Premiums receivable	(9,754)	(18,640)
Reinsurance related assets and liabilities	3,951	8,181
Other assets	911	11,966
Reserve for losses and loss adjustment expenses	(38,118)	(3,362)
Unearned premiums	40,352	44,892
Other liabilities	(35,272)	(53,480)
Net cash provided by (used in) operating activities	(21,323)	(11,609)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(220,106)	(314,842)
Equity investments	(247)	(1,052)
Other investments	(10)	(563)
Investment in unconsolidated subsidiaries	(2,042)	(8,443)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	234,761	281,626
Equity investments	491	11,754
Other investments	1,228	—
Net sales or (purchases) of fixed maturities, trading	760	(294)
Return of invested capital from unconsolidated subsidiaries	4,806	10,523
Net sales or maturities (purchases) of short-term investments	(23,418)	11,132
Unsettled security transactions, net change	8,382	12,007
Purchases of capital assets	(214)	(350)
Proceeds from sale of capital assets	—	19,308
Net cash impact of deconsolidation of closed years of account from Lloyd's Syndicates operations	—	(11,102)
Other	—	(5,594)
Net cash provided by (used in) investing activities	4,391	4,110
Continued on the following page.

	Three Months Ended March 31
	2026	2025
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(1,563)	(1,563)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(785)	(863)
Net effect of restricted and performance shares issued	(3,160)	(1,415)
Net cash provided by (used in) financing activities	(5,508)	(3,841)
Increase (decrease) in cash and cash equivalents	(22,440)	(11,340)
Cash and cash equivalents at beginning of period	36,494	54,881
Cash and cash equivalents at end of period	$14,054	$43,541
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, ProAssurance Group, PRA or the Company). See Note 10 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2025 report on Form 10-K.
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
The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2025 report on Form 10-K.
Accounting Changes Adopted
The Company did not adopt any new accounting standards during the three months ended March 31, 2026.
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
March 31, 2026
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
Interim Reporting Narrow-Scope Improvements (ASU 2025-11)
Effective for interim reporting periods within fiscal years beginning after December 15, 2027, the FASB issued guidance intended to improve navigability and clarify the application of the guidance in ASC 270. The guidance lists the interim disclosures required under U.S. GAAP as well as establishes a disclosure principle. The new disclosure principle requires entities to disclose events or changes that have occurred since the end of the previous annual reporting period that have a material impact on the entity. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
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
In connection with the Merger, the Company expects to incur significant expenses. However, an estimate of those expenses cannot be made at this time. During the three months ended March 31, 2026 and 2025, pre-tax transaction-related costs of approximately $1.4 million and $7.1 million, respectively, were included as a component of consolidated operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
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
The closing of the proposed Merger remains subject to other customary closing conditions, including approval from insurance regulators in the jurisdictions where the Company’s operating subsidiaries are domiciled. As of May 5, 2026, The Doctors Company has received final approval from insurance regulators in Alabama, the District of Columbia, Illinois, Missouri, Texas and Vermont. The Company has also obtained final approval from Lloyd’s of London with respect to PRA Corporate Capital Ltd., and from the Cayman Islands Monetary Authority with respect to Inova Re and Eastern Re, each of which is a licensed entity in the Cayman Islands. Review of the proposed Merger by insurance regulators remains pending in California and Pennsylvania. The timing for completion of the pending reviews is uncertain and not within the Company’s control, but in light of progress made toward satisfaction of closing conditions, the Company continues to anticipate closing the transaction by June 30, 2026.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
Real Estate
In December 2025, ProAssurance entered into a LOI for the sale of its Birmingham, AL property to a third party and, as a result, this property was reclassified as assets held for sale. The LOI is subject to a number of customary closing conditions. Real Estate held for sale was approximately $11.3 million at March 31, 2026. In accordance with ASC 360, depreciation was not recorded for the Birmingham, AL property once the asset was classified as held for sale in December 2025. See Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2025 report on Form 10-K for the Company's accounting policy regarding real estate.
Other Income (Expense)
The following table provides additional information regarding other income (expense) for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31
(In thousands)	2026	2025
Foreign currency exchange rate gains (losses)	$(1,046)	$(7,283)
Sale of Franklin, TN property	—	2,212
All other	690	1,602
Other income (expense)	$(356)	$(3,469)
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
Fair values of assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued. See Note 2 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2025 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 2 and Level 3 categories, by security type.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

	March 31, 2026
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$182,402	$—	$182,402
U.S. Government-sponsored enterprise obligations	—	8,846	—	8,846
State and municipal bonds	—	437,732	—	437,732
Corporate debt, multiple observable inputs	—	1,659,439	—	1,659,439
Corporate debt, limited observable inputs	—	—	83,883	83,883
Residential mortgage-backed securities	—	592,619	—	592,619
Agency commercial mortgage-backed securities	—	5,205	—	5,205
Other commercial mortgage-backed securities	—	217,245	—	217,245
Other asset-backed securities	—	450,496	5,346	455,842
Fixed maturities, trading	—	13,567	—	13,567
Equity investments
Financial	10,391	2,368	—	12,759
Utilities/Energy	1,525	—	—	1,525
Bond funds	80,695	—	—	80,695
All other	10,729	—	—	10,729
Short-term investments	240,407	69,103	—	309,510
Other assets	—	1,765	—	1,765
Total assets categorized within the fair value hierarchy	$343,747	$3,640,787	$89,229	4,073,763
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				214,423
Total assets at fair value				$4,288,186

Liabilities:
Other liabilities	$2,124	$286	$—	$2,410
Total liabilities categorized within the fair value hierarchy	$2,124	$286	$—	$2,410

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
Level 3 Valuations
Quantitative Information Regarding Level 3 Valuations
Below is quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	March 31, 2026	December 31, 2025	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$83,883	$79,511	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$5,346	$3,504	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.
Fair Value Measurements - Level 3 Assets
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	March 31, 2026
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Total
Balance, December 31, 2025	$79,511	$3,504	$83,015
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	27	—	27
Included in other comprehensive income (loss)	(448)	(62)	(510)
Purchases	6,331	—	6,331
Sales	(1,277)	—	(1,277)
Transfers in	1,658	1,904	3,562
Transfers out	(1,919)	—	(1,919)
Balance, March 31, 2026	$83,883	$5,346	$89,229

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026

	March 31, 2025
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total
Balance, December 31, 2024	$81,062	$3,774	$5,506	$500	$90,842
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	(1,727)	—	(689)	—	(2,416)
Included in other comprehensive income (loss)	417	(20)	—	—	397
Purchases	683	866	—	521	2,070
Sales	(2,538)	—	—	—	(2,538)
Transfers in	1,988	1,001	—	—	2,989
Transfers out	(10,938)	(1,048)	—	—	(11,986)
Balance, March 31, 2025	$68,947	$4,573	$4,817	$1,021	$79,358
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(689)	$—	$(689)
Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three months ended March 31, 2026 and 2025 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At March 31, 2026 and December 31, 2025, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of March 31, 2026 and fair values of these investments as of March 31, 2026 and December 31, 2025 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	March 31, 2026	March 31, 2026	December 31, 2025
Investment in unconsolidated subsidiaries:
Private debt funds(1)	$3,667	$10,450	$10,736
Non-public equity funds(2)	$33,105	89,443	92,164
Credit funds(3)	$70,485	54,914	54,373
Strategy focused funds(4)	$44,648	59,616	57,182
Total investments carried at NAV		$214,423	$214,455
Below is additional information regarding each of the investments listed in the table above as of March 31, 2026.
(1)This investment is comprised of one LP fund that is structured to provide interest distributions primarily through diversified portfolios of private debt instruments. The LP allows redemptions by special consent. Income and capital are to be periodically distributed at the discretion of the LP over an anticipated time frame that spans from three to eight years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
(2)This investment is comprised of interests in multiple unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, debt including senior, second lien and mezzanine, distressed debt, collateralized loan obligations and other private equity-oriented LPs. Two of the LPs allow redemption by terms set forth in the LP agreements; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to ten years.
(3)This investment is comprised of multiple unrelated LP funds. Three funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. The remaining funds focus on private middle market company mezzanine and senior secured loans, opportunities across the credit spectrum, mortgage backed-loans, as well as various types of loan-backed investments. One fund allows redemptions at any quarter-end with prior notice requirements of 180 days, while two other funds allow for redemptions with consent of the General Partner. The remaining funds do not allow redemptions. For the funds that do not allow redemptions, income and capital are to be periodically distributed at the discretion of the LP over time frames throughout the remaining life of the funds.
(4)This investment is comprised of multiple unrelated LPs/LLCs funds. One fund is an LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. A second fund is focused on aircraft investments, along with components and assets related to aircraft. A third fund is an LLC focused on acquiring ownership stakes in insurance agencies. For all three funds, redemptions are not permitted. The remaining funds are real estate focused LPs, three of which allow for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at March 31, 2026 or December 31, 2025.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	March 31, 2026		December 31, 2025
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$83,241	$83,241	$82,787	$82,787
Other investments	$7,207	$7,207	$7,185	$7,185
Other assets	$21,747	$21,747	$23,257	$23,257
Financial liabilities:
Revolving Credit Agreement*	$125,000	$125,000	$125,000	$125,000
Term Loan*	$112,500	$112,500	$114,063	$114,063
Contribution Certificates	$182,838	$157,895	$182,500	$165,449
Other liabilities	$20,915	$20,915	$22,469	$22,469
* Carrying value excludes unamortized debt issuance costs.
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.
Other investments listed in the table above primarily include FHLB common stock carried at cost. Two of ProAssurance's insurance subsidiaries are members of an FHLB. The estimated fair value of the FHLB common stock was based on the amount the subsidiaries would receive if their memberships were canceled, as the memberships cannot be sold.
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $21.7 million and $23.2 million at March 31, 2026 and December 31, 2025, respectively. Other assets at December 31, 2025 also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $20.9 million and $22.5 million at March 31, 2026 and December 31, 2025, respectively.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.
3. Investments
Available-for-sale fixed maturities at March 31, 2026 and December 31, 2025 included the following:

	March 31, 2026
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$187,671	$—	$490	$5,759	$182,402
U.S. Government-sponsored enterprise obligations	9,131	—	2	287	8,846
State and municipal bonds	447,641	—	3,739	13,648	437,732
Corporate debt	1,805,088	3,767	6,999	64,998	1,743,322
Residential mortgage-backed securities	634,414	204	3,678	45,269	592,619
Agency commercial mortgage-backed securities	5,920	—	6	721	5,205
Other commercial mortgage-backed securities	224,308	62	486	7,487	217,245
Other asset-backed securities	461,535	266	2,052	7,479	455,842
	$3,775,708	$4,299	$17,452	$145,648	$3,643,213

	December 31, 2025
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$224,114	$—	$871	$5,583	$219,402
U.S. Government-sponsored enterprise obligations	10,124	—	9	281	9,852
State and municipal bonds	439,082	—	4,297	13,316	430,063
Corporate debt	1,807,392	3,767	14,932	57,043	1,761,514
Residential mortgage-backed securities	629,348	210	5,659	42,956	591,841
Agency commercial mortgage-backed securities	6,062	—	10	712	5,360
Other commercial mortgage-backed securities	214,535	62	851	7,203	208,121
Other asset-backed securities	463,120	267	3,431	6,650	459,634
	$3,793,777	$4,306	$30,060	$133,744	$3,685,787

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$187,671	$34,896	$123,730	$21,187	$2,589	$182,402
U.S. Government-sponsored enterprise obligations	9,131	1,963	4,147	753	1,983	8,846
State and municipal bonds	447,641	23,273	159,273	130,129	125,057	437,732
Corporate debt	1,805,088	212,980	834,028	527,565	168,749	1,743,322
Residential mortgage-backed securities	634,414					592,619
Agency commercial mortgage-backed securities	5,920					5,205
Other commercial mortgage-backed securities	224,308					217,245
Other asset-backed securities	461,535					455,842
	$3,775,708					$3,643,213
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2026.
Cash and securities with a carrying value of $52.1 million at March 31, 2026 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $49.3 million at March 31, 2026 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support the Company's previous participation in underwriting years that remain open at Syndicate 1729. At March 31, 2026, the fair value of ProAssurance's FAL investments was $15.2 million and was comprised of cash and cash equivalents on deposit with Lloyd's, in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2026 and December 31, 2025, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2026
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$138,974	$5,759	$43,751	$1,253	$95,223	$4,506
U.S. Government-sponsored enterprise obligations	7,819	287	4,900	84	2,919	203
State and municipal bonds	267,976	13,648	68,256	2,656	199,720	10,992
Corporate debt	1,230,806	64,998	468,453	16,568	762,353	48,430
Residential mortgage-backed securities	378,365	45,269	148,276	5,105	230,089	40,164
Agency commercial mortgage-backed securities	4,754	721	470	8	4,284	713
Other commercial mortgage-backed securities	151,942	7,487	60,456	465	91,486	7,022
Other asset-backed securities	210,269	7,479	133,532	1,380	76,737	6,099
	$2,390,905	$145,648	$928,094	$27,519	$1,462,811	$118,129

	December 31, 2025
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$157,145	$5,583	$18,979	$706	$138,166	$4,877
U.S. Government-sponsored enterprise obligations	8,819	281	—	—	8,819	281
State and municipal bonds	271,950	13,316	62,940	2,863	209,010	10,453
Corporate debt	1,066,878	57,043	191,825	10,359	875,053	46,684
Residential mortgage-backed securities	317,483	42,956	81,600	4,130	235,883	38,826
Agency commercial mortgage-backed securities	4,909	712	1,059	128	3,850	584
Other commercial mortgage-backed securities	133,487	7,203	40,131	426	93,356	6,777
Other asset-backed securities	149,152	6,650	64,975	1,413	84,177	5,237
	$2,109,823	$133,744	$461,509	$20,025	$1,648,314	$113,719
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2025 report on Form 10-K.
As of March 31, 2026, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,098 debt securities (51.5% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,177 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $4.3 million and $2.7 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
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
Fixed maturity securities held in an unrealized loss position at March 31, 2026, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the March 31, 2026 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2025	$3,767	$210	$62	$267	$4,306
Reductions related to:
Securities sold during the period	—	(6)	—	(1)	(7)
Balance, at March 31, 2026	$3,767	$204	$62	$266	$4,299

	Three Months Ended March 31, 2025
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2024	$2,608	$197	$406	$188	$3,399
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	—	—	62	91	153
An allowance for credit losses was recorded in a previous period	1,727	—	—	—	1,727
Reductions related to:
Securities sold during the period	(1,210)	(5)	(406)	(2)	(1,623)
Balance, at March 31, 2025	$3,125	$192	$62	$277	$3,656
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2026	2025
Proceeds from sales (exclusive of maturities and paydowns)	$35.7	$138.2
Purchases	$220.1	$314.8

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2026	2025
Fixed maturities	$37,777	$35,033
Equities	806	878
Short-term investments, including Other	3,083	2,574
BOLI	454	618
Investment fees and expenses	(2,148)	(2,152)
Net investment income	$39,972	$36,951
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries was as follows:

	March 31, 2026	Carrying Value
(In thousands)	Percentage Ownership	March 31, 2026	December 31, 2025
Qualified affordable housing project tax credit partnerships	See below	$60	$53
All other investments, primarily investment fund LPs/LLCs	See below	240,351	245,419
		$240,411	$245,472
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At March 31, 2026 and December 31, 2025, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to five of the LPs/LLCs is greater than 25% at March 31, 2026 and December 31, 2025 which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $29.0 million at March 31, 2026 and December 31, 2025. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $211.4 million at March 31, 2026 and $216.4 million at December 31, 2025. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended March 31
(In thousands)	2026	2025
Qualified affordable housing project tax credit partnerships
Losses (gains) recorded	$(52)	$55
Tax credits recognized	$1	$5

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
ProAssurance accounts for its tax credit partnership investments under the equity method of accounting and records its allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For the Company's qualified affordable housing project tax credit partnerships, it adjusts its estimates of their allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. The Company generated a nominal amount of tax credits from its tax credit partnership investments for the three months ended March 31, 2026 and 2025, which were deferred and are expected to be utilized in future periods. Not included in the table above is $0.9 million of tax credits that were earned in 2019, utilized in 2024 and are expected to be recaptured during 2026 as a result of the carryback of the Company’s estimated NOL for 2026 to the 2024 tax year. As of March 31, 2026, the Company had approximately $34.7 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended March 31
(In thousands)	2026	2025
Total impairment gains (losses):
Corporate debt	$—	$(415)
Asset-backed securities	7	260
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	(102)
Net impairment gains (losses) recognized in earnings	7	(257)
Gross realized gains, available-for-sale fixed maturities	580	774
Gross realized (losses), available-for-sale fixed maturities	(2,999)	(2,609)
Net realized gains (losses), trading fixed maturities	8	9
Net realized gains (losses), equity investments	225	(598)
Net realized gains (losses), other investments	22	—
Change in unrealized holding gains (losses), trading fixed maturities	3	(188)
Change in unrealized holding gains (losses), equity investments	(1,261)	1,216
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(10)	(40)
Net investment gains (losses)	$(3,425)	$(1,693)
For the three months ended March 31, 2026, ProAssurance recognized a nominal reversal of credit-related impairment losses in earnings related to the sale of asset-backed securities. For the three months ended March 31, 2025, ProAssurance recognized $0.3 million of credit-related impairment losses in earnings and a reversal of a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses in earnings for the three months ended March 31, 2025 primarily related to four corporate bonds in the real estate sector, partially offset by the reversal of credit-related impairment losses in earnings due to the sale of a corporate bond in the consumer sector.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended March 31
(In thousands)	2026	2025
Balance beginning of period	$1,598	$1,267
Reductions due to:
Securities sold during the period	—	(1,210)
Balance March 31	$1,598	$57

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the three months ended March 31, 2026 and 2025, the Company utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items.
For the three months ended March 31, 2026, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the change in expected limitation on certain executive compensation and the additional tax benefit that resulted from share-based compensation that vested during the current period. For the three months ended March 31, 2025, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the amount of executive compensation that is in excess of the statutory limitation.
ProAssurance had a payable for U.S. federal and U.K. income taxes carried as a part of other liabilities of $2.9 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.
5. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating the reserve, particularly the reserve appropriate for liability exposures, is a complex process. For a high proportion of the risks insured or reinsured by ProAssurance, claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, the reserve estimate may vary considerably from the eventual outcome. The assumptions used in establishing ProAssurance’s reserve are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed. For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 6 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2025 report on Form 10-K.
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Year Ended December 31, 2025
Balance, beginning of year	$3,018,396	$3,257,696	$3,257,696
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	334,612	409,069	409,069
Net balance, beginning of year	2,683,784	2,848,627	2,848,627
Net losses:
Current year	179,100	190,852	755,732
(Favorable) unfavorable development of reserves established in prior years, net(1)	(4,906)	(892)	(90,314)
Total	174,194	189,960	665,418
Paid related to:
Current year	(9,601)	(10,051)	(102,589)
Prior years	(200,500)	(221,980)	(743,592)
Total paid	(210,101)	(232,031)	(846,181)
Foreign currency exchange rate (gains) losses(2)	(2,499)	4,798	15,920
Net balance, end of period	2,645,378	2,811,354	2,683,784
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	334,900	369,413	334,612
Balance, end of period	$2,980,278	$3,180,767	$3,018,396
(1) Net prior accident year reserve development recognized for the three months ended March 31, 2026 and 2025 as well as the year ended December 31, 2025 included $0.7 million, $1.0 million and $3.4 million, respectively, of

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
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
The consolidated net favorable prior year reserve development recognized for the three months ended March 31, 2026 primarily reflected:
•Net favorable development of $3.6 million recognized in the Specialty P&C segment driven by $3.0 million of net favorable development in the segment's MPL line of business, related to a decrease in the reserve for potential ECO/XPL and $0.7 million related to purchase accounting amortization (see previous discussion in footnote 1 in the table above), partially offset by a nominal amount of net unfavorable development attributable to the Company's Lloyd’s Syndicates operations.
•Consolidated net favorable loss development recognized during the three months ended March 31, 2026 also included net favorable development of $1.3 million in the Segregated Portfolio Cell Reinsurance segment entirely related to workers' compensation business, reflecting favorable trends in claim closing patterns primarily in accident years 2022 through 2024.
For additional information regarding ProAssurance's prior year reserve development recognized for the three months ended March 31, 2025 and the year ended December 31, 2025, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in ProAssurance's March 31, 2025 report on Form 10-Q and Note 6 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2025 report on Form 10-K.
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2025 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2026, there were no material reserves established for corporate legal actions.
As of March 31, 2026, ProAssurance had total funding commitments primarily related to non-public investment entities of approximately $185.6 million.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
7. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	March 31, 2026	December 31, 2025
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 3.88%) paid annually in April	$182,838	$182,500
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $300 million aggregately, including a $50 million accordion feature; Revolving Credit Agreement expires in 2028. The effective interest rate was 5.67% as of March 31, 2026	125,000	125,000
Term Loan, principal repayments in quarterly installments; Term Loan expires in 2028. The effective interest rate was 5.80% as of March 31, 2026	112,500	114,063
Total principal	420,338	421,563
Less unamortized debt issuance costs	1,032	1,146
Debt less unamortized debt issuance costs	$419,306	$420,417
Covenant Compliance
There are no financial covenants associated with the Contribution Certificates due 2031.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. As of March 31, 2026, ProAssurance is in compliance with all covenants of the Revolving Credit Agreement.
Additional Information
For additional information regarding ProAssurance's debt, see Note 9 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2025 report on Form 10-K.
8. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. ProAssurance also uses derivative instruments to mitigate foreign exchange exposure related to fluctuations in exchange rates associated with foreign currency denominated loss reserves. See Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2025 report on Form 10-K for the Company's accounting policy regarding derivative instruments.
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps"), each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. As of March 31, 2026, the margin component of the interest rate on the outstanding borrowings under the Revolving Credit Agreement and Term Loan was 1.98% and 2.10%, respectively, based on ProAssurance's debt to capitalization ratio as of December 31, 2025 resulting in a total interest rate of 5.17% and 5.31%, respectively, including the effect of the Interest Rate Swaps on the base rate. Additional information regarding the Company's Revolving Credit Agreement and Term Loan is provided in Note 9 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2025 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps which is reflected as a component of other liabilities on the Condensed Consolidated Balance Sheet. Those cash collateral balances were $2.1 million and $0.8 million at March 31, 2026 and December 31, 2025, respectively.
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
ProAssurance deposited cash collateral with the counterparty to secure the net present value of future cash flows associated with the foreign currency forward contracts which was reflected as a component of other assets on the Condensed Consolidated Balance Sheet. This cash collateral balance was $0.4 million at December 31, 2025. Amounts deposited as collateral with the counterparty were returned to the Company by March 31, 2026. ProAssurance was not required to deposit cash collateral with the counterparties as of March 31, 2026.
The following table provides a summary of the volume and fair value position of the Company's derivative instruments as well as the reporting location in the Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025.

($ in thousands)		March 31, 2026			December 31, 2025
Derivative Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Cash Flow Hedge- Interest Rate Swaps	Other Assets	2	$237,500	$1,765	2	$239,063	$399
Foreign Currency Forwards	Other Liabilities	6	$141,926	$(286)	1	$133,204	$(475)
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps and foreign currency forwards is provided in Note 2.
For the three months ended March 31, 2026 and 2025, ProAssurance reclassified a gain on the Interest Rate Swaps from AOCI, net of tax, into earnings as shown in the table below:

		Qualifying Cash Flow Hedges - Gains (Losses) Reclassified from AOCI, net of tax, to Earnings
(In thousands)		Three Months Ended March 31
Derivatives Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2026	2025
Cash Flow Hedge- Interest Rate Swaps	Interest Expense	$224	$548

At March 31, 2026, management estimates that it will reclassify approximately $1.1 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 9.
The following table presents the pre-tax impact of the change in the fair value of the foreign currency forwards and the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2026 and 2025.

(In thousands)		Three Months Ended March 31
Derivatives not Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2026	2025
Foreign Currency Forwards	Other Income (Expense)	$3,476	$(1,426)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
As a result of the utilization of derivative instruments, ProAssurance is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of March 31, 2026, the counterparty involved with the Interest Rate Swaps had an investment grade rating of A and the counterparties involved with the foreign currency forwards had an investment grade rating of A or BBB. Each counterparty has performed in accordance with their contractual obligations.
9. Shareholders’ Equity
At March 31, 2026 and December 31, 2025, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
At March 31, 2026, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2026 or 2025.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary for the three months ended March 31, 2025, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax benefit of $5.0 million and deferred tax expense of $9.9 million for the three months ended March 31, 2026 and 2025, respectively.
The changes in the balance of each component of AOCI for the three months ended March 31, 2026 and 2025 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses)(1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2025	$(81,392)	$312	$(375)	$409	$(81,046)
OCI, before reclassifications, net of tax	(20,921)	1,304	—	—	(19,617)
Amounts reclassified from AOCI, net of tax	1,905	(224)	—	—	1,681
Net OCI, current period	(19,016)	1,080	—	—	(17,936)
Balance, March 31, 2026	$(100,408)	$1,392	$(375)	$409	$(98,982)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses)(1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(176,053)	$4,576	$(92)	$(822)	$(172,391)
OCI, before reclassifications, net of tax	37,212	(1,637)	—	—	35,575
Amounts reclassified from AOCI, net of tax	2,425	(548)	81	—	1,958
Net OCI, current period	39,637	(2,185)	81	—	37,533
Balance, March 31, 2025	$(136,416)	$2,391	$(11)	$(822)	$(134,858)
(1) ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges. See Note 8 for additional information on the Interest Rate Swaps.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $220.6 million at March 31, 2026 and $224.5 million at December 31, 2025. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At March 31, 2026, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At March 31, 2026 and December 31, 2025, approximately $136 million and $139 million of ProAssurance's assets, respectively, and approximately $136 million and $139 million of its liabilities, respectively, included on the Condensed Consolidated Balance Sheet were related to PPM RRG.
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

(In thousands, except per share data)	Three Months Ended March 31
	2026	2025
Weighted average number of common shares outstanding, basic	51,491	51,188
Dilutive effect of securities:
Restricted Share Units	217	188
Performance Share Units	103	69
Weighted average number of common shares outstanding, diluted	51,811	51,445
Effect of dilutive shares on earnings (loss) per share	$—	$—
There were no antidilutive common share equivalents for the three months ended March 31, 2026 and 2025.
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
March 31, 2026
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
The Company operates in four segments: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. Additional information regarding ProAssurance's segments is included in Note 15 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2025 report on Form 10-K. A description of each of ProAssurance's four operating and reportable segments follows.
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
The accounting policies of the segments are described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2025 report on Form 10-K. The CODM evaluates the performance of the Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. The CODM also evaluates the Specialty P&C and Workers' Compensation Insurance segment's net loss and underwriting expense ratios in assessing each segment's financial performance. The net loss ratio is calculated as the segment's net losses and loss adjustment expenses incurred divided by net premiums earned. The underwriting expense ratio is calculated as the segment's underwriting, policy acquisition and operating expenses incurred divided by net premiums earned. The CODM evaluates the performance of the Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Corporate segment is evaluated by the CODM based on its contribution to consolidated after-tax results. The CODM also evaluates the contribution of the Corporate segment to the consolidated underwriting expense ratio (Corporate operating expenses divided by consolidated net premiums earned) in assessing the segment's financial performance. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance segment, and other assets are not managed at the segment level.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2026
Financial results by segment were as follows:

	Three Months Ended March 31, 2026
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$172,081	$40,665	$10,759	$—	$—	$223,505
Net investment income	—	—	961	39,011	—	39,972
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,938	—	2,938
Net investment gains (losses)	—	—	(569)	(2,856)	—	(3,425)
Other income (expense)(1)	915	362	1	(1,046)	(588)	(356)
Net losses and loss adjustment expenses(2)	(137,586)	(31,309)	(5,299)	—	—	(174,194)
Operating expenses(1)(2)(3)	(20,425)	(10,725)	(363)	(8,337)	336	(39,514)
Deferred policy acquisition costs amortization(2)	(24,115)	(4,351)	(3,378)	—	252	(31,592)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(549)	—	—	(549)
SPC dividend (expense) income	—	—	(1,079)	—	—	(1,079)
Interest expense	—	—	—	(5,090)	—	(5,090)
Income tax benefit (expense)	—	—	—	(732)	—	(732)
Segment results	$(9,130)	$(5,358)	$484	$23,888	$—	9,884
Reconciliation of segments to consolidated results:
Transaction-related costs, net(5)						(1,423)
Net income (loss)						$8,461
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,298	$1,262	$(511)	$863	$—	$2,912

	Three Months Ended March 31, 2025
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$183,254	$41,524	$11,497	$—	$—	$236,275
Net investment income	—	—	816	36,135	—	36,951
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,015	—	4,015
Net investment gains (losses)	—	—	(335)	(1,358)	—	(1,693)
Other income (expense)(1)	3,766	390	(1)	(7,283)	(341)	(3,469)
Net losses and loss adjustment expenses(2)	(152,247)	(30,153)	(7,560)	—	—	(189,960)
Operating expenses(1)(2)(3)	(24,102)	(11,081)	(531)	(8,102)	63	(43,753)
Deferred policy acquisition costs amortization(2)	(24,533)	(4,522)	(3,604)	—	278	(32,381)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(348)	—	—	(348)
SPC dividend (expense) income	—	—	248	—	—	248
Interest expense	—	—	—	(5,160)	—	(5,160)
Income tax benefit (expense)	—	—	—	(229)	—	(229)
Segment results	$(13,862)	$(3,842)	$182	$18,018	$—	496
Reconciliation of segments to consolidated results:
Transaction-related costs, net(5)						(6,318)
Net income (loss)						$(5,822)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,168	$1,271	$(450)	$833	$—	$3,822
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
March 31, 2026

(4) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

(5) Represents the transaction-related costs, after-tax, associated with the proposed merger transaction between ProAssurance and The Doctors Company. For the three months ended March 31, 2026 and 2025, pre-tax transaction-related costs of approximately $1.4 million and $7.1 million, respectively, were included as a component of consolidated operating expenses. The associated income tax benefit for the deductible professional fees paid related to the transaction was approximately $0.7 million for the three months ended March 31, 2025 and was included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income. The majority of transaction‑related costs incurred during the three months ended March 31, 2026 had not yet been paid as of period end; accordingly, the associated income tax benefit was deferred, resulting in no impact on total income tax expense.

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended March 31
(In thousands)	2026	2025
Specialty P&C Segment
Gross premiums earned:
MPL	$175,552	$184,671
Medical Technology Liability	10,514	10,763
Lloyd's Syndicates	133	1,084
Other	3,464	4,408
Ceded premiums earned	(17,582)	(17,672)
Segment net premiums earned	172,081	183,254
Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	43,894	43,627
Alternative market business	13,076	14,349
Ceded premiums earned	(16,305)	(16,452)
Segment net premiums earned	40,665	41,524
Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	11,775	12,694
MPL(2)	715	649
Ceded premiums earned	(1,731)	(1,846)
Segment net premiums earned	10,759	11,497
Consolidated net premiums earned	$223,505	$236,275
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
ProAssurance Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. Our insurance subsidiaries provide medical professional liability insurance, liability insurance for medical technology and life sciences risks and workers' compensation insurance. Additional information on ProAssurance's four operating and reportable segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements, Note 15 of the Notes to Consolidated Financial Statements in our December 31, 2025 report on Form 10-K and in the Segment Results sections herein that follow.
Critical Accounting Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. We can make no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions. A detailed discussion of our critical accounting estimates is included in our Critical Accounting Estimates section in Item 7 of our December 31, 2025 report on Form 10-K.
Management considers the following accounting estimates to be critical because they involve significant judgment by management and those judgments could result in a material effect on our financial statements:
•Reserve for losses and loss adjustment expenses
•Reinsurance
•Valuation of investments and impairment of securities
•Income taxes
Estimation of Taxes
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three months ended March 31, 2026 and March 31, 2025, we utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. See further discussion on this method in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At March 31, 2026, we held cash and liquid investments of approximately $143 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of May 1, 2026, we also have an additional $125 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed, as discussed in this section under the heading "Debt."
Our operating subsidiaries have not paid us any dividends during 2026. In the aggregate, our insurance subsidiaries are permitted to pay dividends of approximately $164 million over the remainder of 2026 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend). Currently we do not expect to pay dividends in 2026 prior to the closing of the proposed merger transaction with The Doctors Company.
Cash Flows
Cash flows between periods compare as follows:

	Three Months Ended March 31
(In thousands)	2026	2025	Change
Net cash provided by (used in):
Operating activities	$(21,323)	$(11,609)	$(9,714)
Investing activities	4,391	4,110	281
Financing activities	(5,508)	(3,841)	(1,667)
Increase (decrease) in cash and cash equivalents	$(22,440)	$(11,340)	$(11,100)
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
Operating cash flows decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The change in operating cash flows was primarily due to:
•A decrease in net premium receipts of $15.5 million primarily driven by a lower volume of written premium due to competitive market conditions as some competitors have chosen to write at a lower price and, to a lesser extent, an increase in premiums paid for reinsurance due to the 100% quota share reinsurance agreement with the third party that purchased the renewal rights related to our legal professional liability book of business during the second quarter of 2025.
•An increase in paid losses of $14.7 million driven by our Specialty P&C segment which reflected a decrease in cash received from reinsurance recoveries due to the payment of four large claims in the first quarter of 2025 as well as an increase in the volume of mid-sized claims as compared to the prior year period.
•A $2.2 million gain on the sale of our Franklin, TN property to an unrelated third party during the first quarter of 2025.
The decrease in operating cash flows was partially offset by:
•A decrease in cash paid for operating expenses of $18.3 million driven by lower incentive based compensation and transaction-related costs associated with the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to the Condensed Consolidated Financial Statements).
•An increase in cash received from investment income of $3.5 million driven by higher average book yields as we take advantage of the current interest rate environment as our portfolio matures and an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs.
The remaining variance in operating cash flows for the three months ended March 31, 2026 as compared to the same period of 2025 was composed of individually insignificant components.
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

Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation Insurance segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results and to increase underwriting capacity by decreasing leverage. In both our Specialty P&C and Workers' Compensation Insurance segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The discussion in our Liquidity section under the same heading in Item 7 of our December 31, 2025 report on Form 10-K includes additional information regarding our reinsurance agreements.
Excess of Loss Reinsurance Agreements
Our MPL and Medical Technology Liability treaties renew annually on October 1 and our workers' compensation treaty renews annually on May 1. The significant coverages provided by our current excess of loss reinsurance agreements are depicted in the following table.
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
(1) The attachment point is based on a percentage of written premium within individual cells, ranges from 88% to 94%, and varies by cell.
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three months ended March 31, 2026 or 2025; however, estimated taxable income after consideration of NOL carryforwards and previously deferred tax credits from our tax credit partnership investments as of December 31, 2025, indicates that an extension payment of $4.3 million will be necessary during the second quarter of 2026.
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $14.5 million as of March 31, 2026. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035.

Investing Activities and Related Cash Flows
Our investments at March 31, 2026 and December 31, 2025 are comprised as follows:

	March 31, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$182,402	3%	$219,402	5%
U.S. Government-sponsored enterprise obligations	8,846	1%	9,852	1%
State and municipal bonds	437,732	10%	430,063	10%
Corporate debt	1,743,322	40%	1,761,514	40%
Residential mortgage-backed securities	592,619	13%	591,841	12%
Commercial mortgage-backed securities	222,450	5%	213,481	5%
Other asset-backed securities	455,842	10%	459,634	10%
Total fixed maturities, available-for-sale	3,643,213	82%	3,685,787	83%
Fixed maturities, trading	13,567	1%	14,316	1%
Total fixed maturities	3,656,780	83%	3,700,103	84%

Equity investments(1)	105,708	2%	106,988	2%
Short-term investments	309,510	7%	285,629	6%
BOLI	83,241	2%	82,787	1%
Investment in unconsolidated subsidiaries	240,411	5%	245,472	6%
Other investments	7,207	1%	8,400	1%
Total investments	$4,402,857	100%	$4,429,379	100%
(1) Includes $80.7 million and $81.1 million of investment grade bond funds as of March 31, 2026 and December 31, 2025, respectively, which are not subject to significant equity price risk.
At March 31, 2026, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	March 31, 2026		December 31, 2025
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$539,590	15%	$528,439	15%
AA+	745,077	20%	773,522	21%
AA	200,877	6%	196,993	5%
AA-	160,363	4%	164,155	4%
A+	220,181	6%	230,910	6%
A	411,338	11%	414,323	11%
A-	419,219	12%	421,987	11%
BBB+	223,100	6%	223,928	6%
BBB	307,950	8%	317,972	9%
BBB-	162,235	4%	159,128	4%
Below investment grade	252,461	7%	253,604	7%
Not rated	822	1%	826	1%
Total	$3,643,213	100%	$3,685,787	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2026, S&P Global Market Intelligence

We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $100 million and $150 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. Our reinvestment rate of cash flows is more intermittent compared to recent years due to the ongoing anticipated higher severity and paid loss trends in our MPL line of business and our Workers' Compensation Insurance segment. From time to time our cash balances will fluctuate depending on the actual timing of paid losses. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of May 1, 2026, $175 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
At March 31, 2026, our FAL was comprised of cash and cash equivalents deposited with Lloyd's which had a fair value of $15.2 million. Additional information regarding our FAL is detailed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2026 was 3.42 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.16 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		March 31, 2026
($ in thousands, except expected funding period)	March 31, 2026	December 31, 2025	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships(1)	$60	$53	$26	1
All other investments, primarily investment fund LPs/LLCs	240,351	245,419	185,567	4
Total	$240,411	$245,472	$185,593
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2026, we had investments in 34 separate investment funds with a total carrying value of $240.4 million which represented approximately 5% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. As of March 31, 2026, our total funding commitments legally outstanding related to our investments in LPs/LLCs were approximately $185.6 million; however, we anticipate capital of approximately $107 million to be drawn based on our current estimates.

Financing Activities and Related Cash Flows
Debt
Our outstanding debt consisted of the following:

($ in thousands)	March 31, 2026	December 31, 2025
Contribution Certificates	$182,838	$182,500
Revolving Credit Agreement	125,000	125,000
Term Loan	112,500	114,063
Total principal	420,338	421,563
Less unamortized debt issuance costs	1,032	1,146
Debt less unamortized debt issuance costs	$419,306	$420,417
Additional information regarding our debt is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements and Note 9 of the Notes to Consolidated Financial Statements in our December 31, 2025 report on Form 10-K.
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

Results of Operations – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2026	2025	Change
Revenues:
Net premiums written	$258,605	$276,051	$(17,446)
Net premiums earned	$223,505	$236,275	$(12,770)
Net investment result	42,910	40,966	1,944
Net investment gains (losses)	(3,425)	(1,693)	(1,732)
Other income (expense)	(356)	(3,469)	3,113
Total revenues	262,634	272,079	(9,445)

Expenses:
Net losses and loss adjustment expenses	174,194	189,960	(15,766)
Underwriting, policy acquisition and operating expenses	72,529	83,191	(10,662)
SPC U.S. federal income tax expense (benefit)	549	348	201
SPC dividend expense (income)	1,079	(248)	1,327
Interest expense	5,090	5,160	(70)
Total expenses	253,441	278,411	(24,970)
Income (loss) before income taxes	9,193	(6,332)	15,525
Income tax expense (benefit)	732	(510)	1,242
Net income (loss)	$8,461	$(5,822)	$14,283
Non-GAAP operating income (loss)	$12,719	$6,812	$5,907
Earnings (loss) per share:
Basic	$0.16	$(0.11)	$0.27
Diluted	$0.16	$(0.11)	$0.27
Non-GAAP operating income (loss) per share:
Basic	$0.25	$0.13	$0.12
Diluted	$0.25	$0.13	$0.12
Net loss ratio	77.9%	80.4%	(2.5	pts)
Underwriting expense ratio	32.5%	35.2%	(2.7	pts)
Combined ratio	110.4%	115.6%	(5.2	pts)
Non-GAAP combined ratio(1)	109.9%	112.2%	(2.3	pts)
Operating ratio	92.5%	100.0%	(7.5	pts)
Non-GAAP operating ratio(1)	92.1%	96.4%	(4.3	pts)
Effective tax rate	8.0%	8.1%	(0.1	pts)
Return on equity(2)	2.5%	(1.9%)	4.4	pts
Non-GAAP operating return on equity(2)	3.8%	2.2%	1.6	pts
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

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Net premiums earned
Specialty P&C	$172,081	$183,254	$(11,173)	(6.1%)
Workers' Compensation Insurance	40,665	41,524	(859)	(2.1%)
Segregated Portfolio Cell Reinsurance	10,759	11,497	(738)	(6.4%)
Consolidated total	$223,505	$236,275	$(12,770)	(5.4%)
For the three months ended March 31, 2026, consolidated net premiums earned decreased $12.8 million as compared to the same period of 2025.
•For our Specialty P&C segment, net premiums earned decreased during the 2026 three-month period as compared to the same period of 2025 driven by the pro rata effect of a decrease in the volume of premium written during the preceding twelve months, primarily due to competitive market conditions as some competitors have chosen to write at a lower price and, to a lesser extent, the sale of the renewal rights related to our legal professional liability book of business during the second quarter of 2025.
•For our Workers' Compensation Insurance segment, net premiums earned decreased for the 2026 three-month period as compared to the same period of 2025 driven by the prior year impact of a $1.4 million reduction in the estimated reinstatement premium owed to our reinsurers related to a large loss and, to a lesser extent, lower audit premium, partially offset by renewal premium related to policies previously written as alternative market business during the preceding twelve months.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased for the 2026 three-month period as compared to the same period of 2025 which reflected the non-renewal of three SPCs during 2025, partially offset by higher audit premium.
The following table shows our consolidated net investment result:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Net investment income	$39,972	$36,951	$3,021	8.2%
Equity in earnings (loss) of unconsolidated subsidiaries	2,938	4,015	(1,077)	(26.8%)
Net investment result	$42,910	$40,966	$1,944	4.7%
The increase in our consolidated net investment income for the three months ended March 31, 2026 as compared to the same period of 2025 reflected higher average book yields as we take advantage of the current interest rate environment. Our equity in earnings of unconsolidated subsidiaries decreased for the 2026 three-month period as compared to the same period of 2025 primarily due to the performance of three LPs/LLCs. These results are typically reported on a one-quarter lag, and the decrease reflected lower market valuations during the fourth quarter of 2025.
Consolidated other income (expense) for the three months ended March 31, 2026 and 2025 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Foreign currency exchange rate gains (losses)	$(1,046)	$(7,283)	$6,237	85.6%
Other	690	3,814	(3,124)	(81.9%)
Other income (expense)	$(356)	$(3,469)	$3,113	89.7%

Excluding foreign currency exchange rate losses, other income decreased for the 2026 three-month period as compared to the same period of 2025 driven by a gain of $2.2 million associated with the sale of our Franklin, TN property to an unrelated third party during the first quarter of 2025.
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
During the first quarter of 2025, we changed our hedging strategy around foreign currency exchange exposures. Instead of investing in foreign currency denominated investments, we began utilizing foreign currency forward contracts. As these forward contracts are designated as economic hedges (non-hedging instruments), the change in fair value of these contracts is reflected through net income (loss) as a component of other income (expense) which is intended to hedge against foreign currency exchange rate gains (losses) related to foreign currency denominated balances also recognized within other income (expense) in the same period. Due to our change in hedging strategy, we sold a majority of our foreign currency denominated available-for-sale fixed maturities during the first quarter of 2025, which resulted in $6.5 million of accumulated foreign currency exchange rate losses being reclassified from AOCI to earnings and are included in other income (expense) in the 2025 three-month period. While the volatility in foreign currency exchange rates had an outsized impact on our results of operations in the 2025 three-month period, the overall impact on our financial position was nominal due to our hedging strategies.
Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended March 31
($ in millions)	2026	2025	Change
Current accident year net loss ratio
Consolidated ratio	80.1%	80.8%	(0.7	pts)
Specialty P&C	82.0%	82.8%	(0.8	pts)
Workers' Compensation Insurance	77.0%	75.0%	2.0	pts
Segregated Portfolio Cell Reinsurance	61.6%	68.8%	(7.2	pts)
Calendar year net loss ratio
Consolidated ratio	77.9%	80.4%	(2.5	pts)
Specialty P&C	80.0%	83.1%	(3.1	pts)
Workers' Compensation Insurance	77.0%	72.6%	4.4	pts
Segregated Portfolio Cell Reinsurance	49.3%	65.8%	(16.5	pts)
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$4.9	$0.9	$4.0
Specialty P&C	$3.6	$(0.5)	$4.1
Workers' Compensation Insurance	$—	$1.0	$(1.0)
Segregated Portfolio Cell Reinsurance	$1.3	$0.4	$0.9

Each segment's contribution to the change in our consolidated current accident year net loss ratio for the three months ended March 31, 2026 as compared to the same period of 2025 is as follows:

Increase (Decrease) 2026 versus 2025
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Specialty P&C(1)	(0.7 pts)
Workers' Compensation Insurance(2)	0.3 pts
Segregated Portfolio Cell Reinsurance(3)	(0.3 pts)
Decrease in the consolidated current accident year net loss ratio	(0.7 pts)
(1) For the three months ended March 31, 2026, the improvement in the current accident year net loss ratio for our Specialty P&C segment was driven by changes in the mix of business and, to a lesser extent, our continued underwriting actions and focus on achieving appropriate pricing leading to our decrease to certain expected loss ratios during the first quarter of 2026.
(2) The current accident year net loss ratio for our Workers' Compensation Insurance segment increased for the three months ended March 31, 2026 as compared to the same period of 2025 and remained unchanged as compared to the 2025 full-year current accident year loss ratio of 77%. We continue to observe medical cost savings related to our medical cost management initiatives implemented in 2025; however, these cost savings are being muted by slightly higher reported claim frequency and higher average severity trends.
(3) The improvement in the Segregated Portfolio Cell Reinsurance segment's current accident year net loss ratio for the three months ended March 31, 2026 reflected a reduction in average claim severity, partially offset by changes in estimated program year aggregate reinsurance recoveries.
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

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Net favorable (unfavorable) reserve development	$4,238	$(114)	$4,352	3,817.5%
NORCAL Acquisition - Purchase Accounting Amortization	668	1,006	(338)	(33.6%)
Total net favorable (unfavorable) reserve development	$4,906	$892	$4,014	450.0%
Excluding purchase accounting amortization, consolidated net favorable reserve development recognized in the three months ended March 31, 2026 was largely attributable to our MPL line of business in our Specialty P&C segment and the workers' compensation business in our Segregated Portfolio Cell Reinsurance segment. See the Segment Results sections that follow for additional information regarding each segment's current accident year net loss ratio and net prior accident year reserve development.

Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended March 31
	2026	2025	Change
Underwriting Expense Ratio
Consolidated(1)	32.5%	35.2%	(2.7	pts)
Specialty P&C	25.9%	26.5%	(0.6	pts)
Workers' Compensation Insurance	37.1%	37.6%	(0.5	pts)
Segregated Portfolio Cell Reinsurance	34.8%	36.0%	(1.2	pts)
Corporate(2)	3.7%	3.4%	0.3	pts
(1) Consolidated operating expenses for the three months ended March 31, 2026 and 2025 include $1.4 million and $7.1 million, respectively, of transaction-related costs associated with the proposed merger transaction with The Doctors Company. These transaction-related costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratio for the 2026 three-month period as compared to the same period of 2025 was primarily due to the following:

Increase (Decrease) 2026 versus 2025
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	0.3 pts
Transaction-related costs	(2.4 pts)
Tail premium(2)	0.4 pts
All other, net	(1.0 pts)
Decrease in the underwriting expense ratio	(2.7 pts)
(1) Excludes tail premium and reinstatement premium. See further discussion on reinstatement premium in the Segment Results - Workers' Compensation Insurance section that follows under the heading "Ceded Premiums Ratio."

(2) Represents the impact of tail premium written in the period as these premiums are typically fully earned when written with minimal associated expenses.
Excluding the impact of the items specifically identified in the table above, our consolidated expense ratio decreased by 1.0 percentage point for the three months ended March 31, 2026 as compared to the same period of 2025 driven by lower compensation-related expenses and external audit fees as well as lower facilities expense in our Specialty P&C segment, partially offset by the pressure of lower consolidated earned premium. The decrease in compensation-related expenses for the 2026 three-month period primarily reflected a decrease in employee headcount.
Taxes
Our consolidated provision for income taxes and effective tax rates for the three months ended March 31, 2026 and 2025 were as follows:

($ in thousands)	Three Months Ended March 31
	2026	2025	Change
Income (loss) before income taxes	$9,193	$(6,332)	$15,525	245.2%
Income tax expense (benefit)	732	(510)	1,242	243.5%
Net income (loss)	$8,461	$(5,822)	$14,283	245.3%
Effective tax rate	8.0%	8.1%	(0.1 pts)

	Three Months Ended March 31
	2026	2025
Projected annual effective tax rate	20.2%	22.0%
Tax effect of discrete items	(12.2%)	(13.9%)
Total effective tax rate	8.0%	8.1%
We recognized income tax expense of $0.7 million and an income tax benefit of $0.5 million during the three months ended March 31, 2026 and 2025, respectively; however, the comparability of our effective tax rates is impacted by the consolidated pre-tax income recognized during the three months ended March 31, 2026 as compared to the consolidated pre-tax loss recognized during same period of 2025. See further discussion on our effective tax rate in the Segment Results - Corporate section that follows under the heading "Taxes."
Our projected annual effective tax rates were 20.2% and 22.0% as of March 31, 2026 and 2025, respectively, before discrete items were considered. As shown in the table above, these discrete items decreased our effective tax rate by 12.2% for the 2026 three-month period due to the change in expected limitation on certain executive compensation and the additional tax benefit that resulted from share-based compensation that vested during the current quarter. For the 2025 three-month period, these discrete items decreased our effective tax rate by 13.9% and were comprised of individually insignificant components.
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our consolidated operating ratio for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31
	2026	2025	Change
Combined ratio	110.4%	115.6%	(5.2	pts)
Less: investment income ratio	17.9%	15.6%	2.3	pts
Operating ratio	92.5%	100.0%	(7.5	pts)
The primary drivers of the change in our consolidated operating ratio were as follows:

Increase (Decrease) 2026 versus 2025
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Change in prior accident year reserve development	(1.8 pts)
Investment income	(2.3 pts)
Transaction-related costs	(2.4 pts)
All other, net	(1.0 pts)
Decrease in the operating ratio	(7.5 pts)
Excluding the impact of the items specifically identified in the table above, our operating ratio for the 2026 three-month period improved approximately 1.0 percentage point as compared to the same period of 2025 driven by a decrease in our Specialty P&C segment's current accident year net loss ratio, lower consolidated compensation-related expenses and a decrease in consolidated external audit fees. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Results sections that follow.
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

The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended March 31
(In thousands, except per share data)	2026	2025
Net income (loss)	$8,461	$(5,822)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses(1)	3,425	1,693
Net investment gains (losses) attributable to SPCs in which no profit/loss is retained(2)	(402)	(240)
Transaction-related costs(3)	1,423	7,057
Foreign currency exchange rate (gains) losses(4)	1,046	7,283
Non-operating income(5)	—	(2,212)
Guaranty fund assessments (recoupments)	9	6
Non-core operations(6)	(432)	1,124
Pre-tax effect of exclusions	5,069	14,711
Tax effect, at 21%(7)	(811)	(2,077)
After-tax effect of exclusions	4,258	12,634
Non-GAAP operating income (loss)	$12,719	$6,812
Per diluted common share:
Net income (loss)	$0.16	$(0.11)
Effect of exclusions	0.09	0.24
Non-GAAP operating income (loss) per diluted common share	$0.25	$0.13
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
(3) Transaction-related costs are attributable to professional fees incurred in relation to the proposed merger transaction with The Doctors Company. Additional information regarding the proposed merger transaction with The Doctors Company is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements. We are excluding these costs as they do not reflect normal operating results and are unique and non-recurring in nature.
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
(5) Non-operating income reflected a gain of $2.2 million associated with the sale of our Franklin, TN property to an unrelated third party in the 2025 three-month period. We are excluding this item as it does not reflect normal operating results and is unique and non-recurring in nature.
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
(7) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the estimated annual effective tax rate method for the three months ended March 31, 2026 and 2025. See further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes" and in Note 4 of the Notes to Condensed Consolidated Financial Statements. For both the 2026 and 2025 periods, our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments which were treated as discrete items and were tax effected at the annual expected statutory tax rate (21%) in the period they were included in our consolidated tax provision and net income (loss). The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. There are no taxes associated with our Lloyd’s Syndicates operations in our consolidated tax provision due to the availability of net operating losses and the full valuation allowance recorded against the deferred tax assets. Accordingly, all adjustments related to our Lloyd's Syndicates operations in the table above are not tax effected. The portion of transaction-related costs that is tax deductible was tax effected at the statutory tax rate while the remaining non-deductible portion was not tax effected as there was no associated income tax benefit.

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
Our consolidated key ratios for the three months ended March 31, 2026 and 2025 include the impact of net underwriting results related to non-core operations, guaranty fund assessments and transaction-related costs (see previous discussion on these items in the previous table). Non-core operations include a nominal amount of underwriting income for the three months ended March 31, 2026 associated with our Lloyd's Syndicates operations as compared to an underwriting loss of $1.4 million for the same period of 2025. Also included in non-core operations for the three months ended March 31, 2026 and 2025 are the underwriting results associated with our legal professional liability book of business which were nominal in amount for all periods presented.
The following table is a reconciliation of our consolidated key ratios to Non-GAAP adjusted key ratios for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
Consolidated	2026				2025
	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	80.1%	0.1	pts	80.2%	80.8%	0.2	pts	81.0%
Effect of prior accident years’ reserve development	(2.2%)	—	pts	(2.2%)	(0.4%)	(0.6	pts)	(1.0%)
Net loss ratio	77.9%	0.1	pts	78.0%	80.4%	(0.4	pts)	80.0%
Underwriting expense ratio	32.5%	(0.6	pts)	31.9%	35.2%	(3.0	pts)	32.2%
Combined ratio	110.4%	(0.5	pts)	109.9%	115.6%	(3.4	pts)	112.2%
Less: Investment Income Ratio	17.9%	(0.1	pts)	17.8%	15.6%	0.2	pts	15.8%
Operating ratio	92.5%	(0.4	pts)	92.1%	100.0%	(3.6	pts)	96.4%
Our Specialty P&C segment key ratios for the three months ended March 31, 2026 and 2025 include the impact of net underwriting results related to non-core operations, as previously discussed, and guaranty fund assessments.
The following table is a reconciliation of our Specialty P&C segment key ratios to Non-GAAP adjusted key ratios for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
Specialty P&C segment	2026				2025
	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	82.0%	0.1	pts	82.1%	82.8%	0.4	pts	83.2%
Effect of prior accident years’ reserve development	(2.0%)	(0.1	pts)	(2.1%)	0.3%	(0.9	pts)	(0.6%)
Net loss ratio	80.0%	—	pts	80.0%	83.1%	(0.5	pts)	82.6%
Underwriting expense ratio	25.9%	—	pts	25.9%	26.5%	(0.1	pts)	26.4%
Combined ratio	105.9%	—	pts	105.9%	109.6%	(0.6	pts)	109.0%
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

GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
	2026	2025	Change
ROE	2.5%	(1.9%)	4.4	pts
Effect of items excluded in the calculation of Non-GAAP operating ROE	1.3%	4.1%	(2.8	pts)
Non-GAAP operating ROE	3.8%	2.2%	1.6	pts
Non-GAAP operating ROE for the 2026 three-month period increased by 1.6 percentage points as compared to the same period of 2025 driven by a higher amount of prior accident year reserve development in our Specialty P&C and Segregated Portfolio Cell Reinsurance segments as well as an increase in our net investment income due to higher average book yields as we take advantage of the current interest rate environment. See previous discussions in this section under the heading "Executive Summary of Operations" and further discussion in our Segment Results sections that follow.
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
The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2025 and March 31, 2026:

Book Value Per Share
Book Value Per Share at December 31, 2025	$26.24
Less: AOCI Per Share(1)	(1.58)
Non-GAAP Adjusted Book Value Per Share at December 31, 2025	27.82
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the three months ended March 31, 2026 attributable to:
Net income (loss)	0.16
Other(2)	(0.12)
Non-GAAP Adjusted Book Value Per Share at March 31, 2026	27.86
Add: AOCI Per Share(1)	(1.92)
Book Value Per Share at March 31, 2026	$25.94
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

(2) Primarily the impact of an increase in common shares outstanding due to share-based compensation.
Book value decreased $0.30 per share from December 31, 2025 to March 31, 2026 driven by the change in AOCI of $0.34 per share largely due to unrealized holding losses on our fixed income investment portfolio which flow directly to AOCI due to an increase in interest rates since the end of 2025.
The increase of $0.04 per share in Non-GAAP adjusted book value per share from December 31, 2025 to March 31, 2026 reflected net income of $0.16 per share recognized during the three months ended March 31, 2026, partially offset by the impact of share-based compensation and changes in common shares outstanding.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on Medical Professional Liability insurance and Medical Technology Liability insurance as discussed in Note 15 of the Notes to Consolidated Financial Statements in our December 31, 2025 report on Form 10-K. The Specialty P&C segment also includes the underwriting results from our Lloyd's Syndicates business and our legal professional liability book of business, both of which are currently in runoff, as well as non-premium revenues generated by our subsidiary IAO, Inc. d/b/a ProAssurance Agency. Segment results reflected the pre-tax profit or loss from these operations including the amortization of certain purchase accounting adjustments. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Net premiums written	$198,843	$213,656	$(14,813)	(6.9%)
Net premiums earned	$172,081	$183,254	$(11,173)	(6.1%)
Other income	915	3,766	(2,851)	(75.7%)
Net losses and loss adjustment expenses	(137,586)	(152,247)	14,661	(9.6%)
Underwriting, policy acquisition and operating expenses	(44,540)	(48,635)	4,095	(8.4%)
Segment results	$(9,130)	$(13,862)	$4,732	34.1%

Net loss ratio	80.0%	83.1%	(3.1 pts)
Underwriting expense ratio	25.9%	26.5%	(0.6 pts)

Non-GAAP Adjusted Ratios*
Net loss ratio	80.0%	82.6%	(2.6 pts)
Underwriting expense ratio	25.9%	26.4%	(0.5 pts)
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
The medical professional liability market, which accounts for a majority of the revenues in this segment, remains challenging as physicians continue joining hospitals or larger group practices and, therefore, are no longer purchasing individual or group policies in the standard market. In addition, some competitors have chosen to compete primarily on price. Those carriers have accumulated an excess of capital since approximately 2004 driven largely by drops in claims frequency. They may now be using that capital to generate higher investment returns supporting operating income over underwriting income. Both factors may impact our ability to write new business and retain existing business. Furthermore, the insurance and reinsurance markets have historically been cyclical, characterized by extended periods of intense price competition and other periods of reduced capacity. The medical professional liability market has historically been particularly affected by these cycles. Underwriting cycles are driven, among other reasons, by excess capacity available to compete for the business. Changes in the frequency and severity of losses may also affect the cycles of the insurance and reinsurance markets significantly.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Gross premiums written	$220,014	$234,012	$(13,998)	(6.0%)
Less: Ceded premiums written	21,171	20,356	815	4.0%
Net premiums written	$198,843	$213,656	$(14,813)	(6.9%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Medical Professional Liability(1)(2)	$206,821	$221,533	$(14,712)	(6.6%)
Medical Technology Liability(3)	9,122	8,217	905	11.0%
Lloyd's Syndicates	133	129	4	3.1%
Other(4)	3,938	4,133	(195)	(4.7%)
Total Gross Premiums Written	$220,014	$234,012	$(13,998)	(6.0%)
(1) Medical Professional Liability premium was our greatest source of premium revenues in 2026 and 2025. The decrease in MPL premium for the 2026 three-month period as compared to the same period of 2025 was driven by retention losses and, to a lesser extent, a decrease in tail coverage premium, partially offset by new business written, including the addition of a $7.4 million custom physician policy, and, to a lesser extent, an increase in renewal pricing. Retention losses during the 2026 three-month period reflect the loss of a $7.2 million custom physician policy due to price competition as well as our pursuit of rate adequacy in a competitive market where other carriers may not have the same profitability objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses which can be supported by investment returns from excess capital. Renewal pricing increases during the 2026 three-month period reflect our response to the rising loss cost environment. See a description of our MPL line of business and additional discussion of competitive market conditions in Part I Item 1. Business under the heading "Specialty Property and Casualty Segment" and "Competition" in our December 31, 2025 report on Form 10-K, respectively.
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
(3) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is offered on a primary or excess basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium increased for the 2026 three-month period as compared to the same period of 2025 driven by new business written, partially offset by retention losses and, to a lesser extent, a decrease in renewal pricing primarily due to changes in exposure of certain insureds. Retention losses during the 2026 three-month period are primarily attributable to merger activity within the industry, insureds no longer needing coverage including going out of business, non-payment, an increase in competition on terms and pricing and the broker losing the account.
(4) This component of gross premiums written includes all other product lines within our Specialty P&C segment, primarily professional liability coverage to attorneys and their firms in select areas of practice. On April 15, 2025, we sold the renewal rights related to our legal professional liability book of business to an unrelated third party for $1.0 million. In connection with this transaction, we agreed to continue directly writing renewal policies for a limited period of time and entered into a 100% quota share reinsurance agreement with that third party for policies written on our paper after April 15, 2025. The transaction included the full operations of the business, including underwriting, claims management and transfer of select team members supporting the business. We retain responsibility for claim liabilities associated with all policies issued by us prior to the close of the transaction.

New business written, retention and the change in renewal pricing for our Specialty P&C segment and by major component, excluding non-core operations, are shown in the table below:

	Three Months Ended March 31
	2026			2025
($ in millions)	MPL	Medical Technology Liability	Specialty P&C Segment	MPL	Medical Technology Liability	Specialty P&C Segment
New business	$12.6	$1.0	$13.6	$6.0	$0.4	$6.4
Retention rate(1)	83%	92%	83%	85%	86%	85%
Change in renewal pricing(2)	6%	(1%)	6%	9%	5%	9%
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
The ceded premiums ratio was as follows:

	Three Months Ended March 31
	2026	2025	Change
Ceded premiums ratio	9.6%	8.7%	0.9	pts
The above table reflects ceded premiums written as a percentage of gross premiums written. The increase in our current accident year ceded premiums ratio for the 2026 three-month period as compared to the same period of 2025 was driven by the impact of the aforementioned 100% quota share reinsurance agreement entered into during the second quarter of 2025 related to our legal professional liability policies, partially offset by a lower overall volume of gross premiums written subject to cession, particularly under our shared risk arrangements.
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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Gross premiums earned	$189,663	$200,926	$(11,263)	(5.6%)
Less: Ceded premiums earned	17,582	17,672	(90)	(0.5%)
Net premiums earned	$172,081	$183,254	$(11,173)	(6.1%)
Gross premiums earned decreased during the 2026 three-month period as compared to the same period of 2025 driven by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, primarily due to competitive market conditions as some competitors have chosen to write at a lower price. Ceded premiums earned remained relatively unchanged during the 2026 three-month period as compared to the same period of 2025.
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

	Net Loss Ratios(1)
	Three Months Ended March 31
	2026	2025	Change
Calendar year net loss ratio	80.0%	83.1%	(3.1	pts)
Less impact of prior accident years on the net loss ratio	(2.0%)	0.3%	(2.3	pts)
Current accident year net loss ratio(2)	82.0%	82.8%	(0.8	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)As shown in the table above, our current accident year net loss ratio improved 0.8 percentage points for the three months ended March 31, 2026 as compared to the same period of 2025 primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2026 versus 2025
Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Non-core operations(1)	0.3 pts
Change in ULAE	0.7 pts
All other, net	(1.8 pts)
Decrease in the current accident year net loss ratio	(0.8 pts)
(1) Non-core operations include our Lloyd's Syndicates operations and legal professional liability book of business, which are in run-off. See previous discussion on these non-core operations under the heading "Non-GAAP Financial Measures."

•Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratio for the three months ended March 31, 2026 as compared to the same period of 2025 improved 1.8 percentage points driven by changes in the mix of business and, to a lesser extent, our continued underwriting actions and focus on achieving appropriate pricing leading to our decrease to certain expected loss ratios during the first quarter of 2026.
•ULAE are costs that cannot be attributed to processing a specific claim and are allocated to net losses and loss adjustment expenses from underwriting and operating expenses. For the three months ended March 31, 2026, ULAE increased primarily due to the pressure of lower earned premium.
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
We recognized net favorable (unfavorable) prior accident year reserve development as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Total net favorable (unfavorable) reserve development	$3,578	$(452)	$4,030	891.6%
The following table shows net favorable (unfavorable) development by component for the three months ended March 31, 2026 and 2025:
•MPL: Net favorable reserve development recognized during the three months ended March 31, 2026 primarily represents a decrease of $3.0 million in our reserve for potential ECO/XPL.
•Lloyd's Syndicates Operations (Participation Discontinued): Net unfavorable reserve development associated with our discontinued Lloyd's Syndicates operations during the three months ended March 31, 2025 was driven by higher than expected losses and development on certain large claims, primarily aviation related losses.
•Purchase Accounting Amortization: Net prior year reserve development for all periods presented included amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to net losses and loss adjustment expenses.
•Medical Technology Liability: We did not recognize any prior year reserve development on our Medical Technology Liability line of business based on our current quarter comparison of expected loss emergence to actual loss emergence. We will perform a more in-depth review of prior year reserves in the second quarter of 2026.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" in our December 31, 2025 report on Form 10-K. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
DPAC amortization	$24,115	$24,533	$(418)	(1.7%)
Management fees	1,058	1,129	(71)	(6.3%)
Other underwriting and operating expenses	19,367	22,973	(3,606)	(15.7%)
Total	$44,540	$48,635	$(4,095)	(8.4%)
DPAC amortization for the 2026 three-month period decreased as compared to the same period of 2025 primarily driven by an increase in ceding commission income, which is an offset to expense, a decrease in premium taxes, as well as a decrease in our share of Syndicate 1729's DPAC amortization due to our ceased participation for the 2024 underwriting year. Ceding commission income in the current year period was higher than the prior year period driven by commission income recorded associated with the 100% quota share reinsurance agreement entered into during the second quarter of 2025 related to our legal professional liability policies.
Management fees are charged pursuant to a management agreement by the Corporate segment to the core domestic insurance subsidiaries within our Specialty P&C segment for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2026 and 2025, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses decreased for the 2026 three-month period as compared to the same period of 2025 primarily attributable to lower compensation-related expenses, facilities expense and, to a lesser extent, external audit fees. The decrease in compensation-related expenses for the 2026 three-month period primarily reflected a decrease in employee headcount. The decrease in facilities expense for the 2026 three-month period was due to the sale of our Franklin, TN property during the first quarter of 2025 as well as lower real estate depreciation. In accordance with ASC 360, depreciation was not recorded for the Birmingham, AL property once the asset was classified as held for sale in December 2025. The remaining variance in other underwriting and operating expenses for the 2026 three-month period as compared to the same period of 2025 was comprised of individually insignificant components.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended March 31
	2026	2025	Change
Underwriting expense ratio	25.9%	26.5%	(0.6	pts)
The change in our expense ratio for the 2026 three-month period as compared to the same period of 2025 was primarily attributable to the following:

Increase (Decrease) 2026 versus 2025
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Change in net premiums earned and DPAC amortization(1)	0.6 pts
Tail premium(2)	0.2 pts
All other, net	(1.4 pts)
Decrease in the underwriting expense ratio	(0.6 pts)
(1) Excludes tail premium.
(2) Represents the impact of tail premium written in the period as these premiums are typically fully earned when written with minimal associated expenses.

Excluding the impact of the items specifically identified in the table above, our expense ratio for the 2026 three-month period decreased by 1.4 percentage points as compared to the same period of 2025 primarily driven by lower compensation-related costs, facilities expense and external audit fees, partially offset by the pressure of lower earned premium.
Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 15 of the Notes to Consolidated Financial Statements in our December 31, 2025 report on Form 10-K. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Net premiums written	$49,971	$51,606	$(1,635)	(3.2%)

Net premiums earned	$40,665	$41,524	$(859)	(2.1%)
Other income	362	390	(28)	(7.2%)
Net losses and loss adjustment expenses	(31,309)	(30,153)	(1,156)	3.8%
Underwriting, policy acquisition and operating expenses	(15,076)	(15,603)	527	(3.4%)
Segment results	$(5,358)	$(3,842)	$(1,516)	(39.5%)

Net loss ratio	77.0%	72.6%	4.4 pts
Underwriting expense ratio	37.1%	37.6%	(0.5 pts)
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Gross premiums written	$66,972	$69,809	$(2,837)	(4.1%)
Less: Ceded premiums written	17,001	18,203	(1,202)	(6.6%)
Net premiums written	$49,971	$51,606	$(1,635)	(3.2%)
Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Traditional business:
Direct	$51,802	$52,108	$(306)	(0.6%)
Other	1,428	1,616	(188)	(11.6%)
Total traditional business(1)	53,230	53,724	(494)	(0.9%)
Alternative market business(2)	13,742	16,085	(2,343)	(14.6%)
Total	$66,972	$69,809	$(2,837)	(4.1%)
(1) Traditional gross premiums written decreased for the 2026 three-month period as compared to the same period of 2025 which reflected lower new business and audit premium, partially offset by renewal premium related to policies previously written as alternative market business. Renewal and new business results continue to reflect the competitive workers' compensation market conditions, including the impact of compounded state loss cost reductions in our core operating territories. Renewal business reflected premium retention of 86% and rate decreases of 1% for the 2026 three-month period. Rate decreases were more than offset by an increase in payroll exposure. Renewal premium related to policies that were previously written as alternative market policies totaled $1.8 million for the 2026 three-month period as compared to $1.3 million for the same period in 2025.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell

Reinsurance section under the heading "Gross Premiums Written" that follows. We retained all five of the workers’ compensation alternative market programs that were up for renewal during the three months ended March 31, 2026.
New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended March 31
	2026			2025
($ in millions)	Traditional Business	Alternative Market Business(3)	Segment Results	Traditional Business	Alternative Market Business(3)	Segment Results
New business	$3.8	$1.0	$4.8	$5.1	$1.0	$6.1
Audit premium (excluding EBUB)	$1.8	$1.0	$2.8	$2.0	$0.7	$2.7
Retention rate(1)	86%	89%	87%	86%	89%	87%
Change in renewal pricing(2)	(1%)	(2%)	(1%)	—%	(3%)	(1%)
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

(3) Represents alternative market business ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment and business ceded to two unaffiliated captive insurance programs.
Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Premiums ceded to SPCs(1)	$11,595	$12,714	$(1,119)	(8.8%)
Premiums ceded to external reinsurers(2)	3,259	2,118	1,141	53.9%
Other(3)	2,147	3,371	(1,224)	(36.3%)
Total ceded premiums written	$17,001	$18,203	$(1,202)	(6.6%)
(1) Represents alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.

(2) Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the 2026 three-month period reflected a reduction in the estimated reinstatement premium totaling $1.4 million that was owed to our reinsurers related to a large loss in the 2025 three-month period, partially offset by a lower average reinsurance rate that took effect with the May 1, 2025 treaty renewal. The 2025 reinstatement premium reduction is related to a large 2021 accident year claim reserve decrease.

(3) This component of ceded premiums written primarily represents alternative market business premiums ceded to unaffiliated captive insurers for two programs that are ceded under 100% quota share reinsurance agreements.

Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended March 31
	2026	2025	Change
Ceded premiums ratio, as reported	28.6%	28.4%	0.2	pts
Less the effect of:
Premiums ceded to SPCs (100%)	18.6%	20.1%	(1.5	pts)
Other	2.4%	3.3%	(0.9	pts)
Ceded premiums ratio (related to external reinsurance), less the effects of above	7.6%	5.0%	2.6	pts

The above table reflects traditional ceded premiums earned as a percentage of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The ceded premiums ratio increased for the 2026 three-month period as compared to the same period of 2025, which reflected the prior year impact of the $1.4 million reduction in reinstatement premium in the 2025 three-month period (see previous discussion under the heading "Ceded Premiums Written" in footnote 2), which accounted for an increase of 3.2 percentage points in the ratio, partially offset by a lower average reinsurance rate that took effect with the May 1, 2025 treaty renewal.
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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Gross premiums earned	$56,970	$57,976	$(1,006)	(1.7%)
Less: Ceded premiums earned	16,305	16,452	(147)	(0.9%)
Net premiums earned	$40,665	$41,524	$(859)	(2.1%)
Net premiums earned decreased for the 2026 three-month period as compared to the same period of 2025 which reflected the prior year impact of the $1.4 million reduction in the estimated reinstatement premium owed to our reinsurers related to a large loss in the 2025 three-month period and, to a lesser extent, lower audit premium, partially offset by renewal premium related to policies previously written as alternative market business during the preceding twelve months.
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

	Three Months Ended March 31
	2026	2025	Change
Calendar year net loss ratio	77.0%	72.6%	4.4	pts
Less impact of prior accident years on the net loss ratio	—%	(2.4%)	2.4	pts
Current accident year net loss ratio	77.0%	75.0%	2.0	pts
The current accident year net loss ratio of 77.0% for the 2026 three-month period increased 2.0 percentage points as compared to the 2025 three-month period and remained unchanged from the 2025 full-year current accident year net loss ratio. We continue to observe medical cost savings related to our medical cost management initiatives implemented in 2025; however, these cost savings are being muted by slightly higher reported claim frequency and higher average severity trends.
We did not recognize any prior accident year reserve development during the three months ended March 31, 2026. We recognized $1.0 million of net favorable prior accident year reserve development during the three months ended March 31, 2025, which reflected a large claim reserve reduction from the 2021 accident year that had previously exceeded the per person maximum limit under our reinsurance contract.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
DPAC amortization(1)	$6,897	$7,387	$(490)	(6.6%)
Management fees	502	524	(22)	(4.2%)
Other underwriting and operating expenses(2)	10,223	10,557	(334)	(3.2%)
SPC ceding commission offset(3)	(2,546)	(2,865)	319	(11.1%)
Total	$15,076	$15,603	$(527)	(3.4%)
(1) DPAC amortization decreased for the three months ended March 31, 2026 as compared to the same period of 2025, which primarily reflected a reduction in commissions and claim-based state assessments.
(2) The decrease in other underwriting and operating expenses for the three months ended March 31, 2026 as compared to the same period of 2025 was primarily driven by a decrease in external audit fees and bad debt expense. The remaining variance was comprised of individually insignificant components.
(3) As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned decreased for the three months ended March 31, 2026 as compared to the same period of 2025 due to the reduction in alternative market earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2026	2025	Change
Underwriting expense ratio, as reported	37.1%	37.6%	(0.5	pts)
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	4.3%	4.5%	(0.2	pts)
Impact of audit premium	(1.1%)	(1.3%)	0.2	pts
Underwriting expense ratio, less listed effects	33.9%	34.4%	(0.5	pts)
Excluding the items noted in the table above, the expense ratio was lower for the three months ended March 31, 2026, which primarily reflected the aforementioned decrease in expenses.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 15 of the Notes to Consolidated Financial Statements in our December 31, 2025 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. As of March 31, 2026, there were twenty-four (nine inactive) SPCs.
Segment results reflect our share of the underwriting and investment results of the SPCs in which we participate and include the following:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Net premiums written	$9,791	$10,789	$(998)	(9.3%)

Net premiums earned	$10,759	$11,497	$(738)	(6.4%)
Net investment income	961	816	145	17.8%
Net investment gains (losses)	(569)	(335)	(234)	69.9%
Other income (expenses)	1	(1)	2	200.0%
Net losses and loss adjustment expenses	(5,299)	(7,560)	2,261	(29.9%)
Underwriting, policy acquisition and operating expenses	(3,741)	(4,135)	394	(9.5%)
SPC U.S. federal income tax (expense) benefit(1)	(549)	(348)	(201)	57.8%
SPC net results	1,563	(66)	1,629	2,468.2%
SPC dividend (expense) income(2)	(1,079)	248	1,327	535.1%
Segment results(3)	$484	$182	$302	165.9%

Net loss ratio	49.3%	65.8%	(16.5 pts)
Underwriting expense ratio	34.8%	36.0%	(1.2 pts)
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Gross premiums written	$11,636	$12,748	$(1,112)	(8.7%)
Less: Ceded premiums written	1,845	1,959	(114)	(5.8%)
Net premiums written	$9,791	$10,789	$(998)	(9.3%)

Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Workers' compensation	$11,595	$12,714	$(1,119)	(8.8%)
Medical professional liability	41	34	7	20.6%
Gross Premiums Written	$11,636	$12,748	$(1,112)	(8.7%)
Gross premiums written for the three months ended March 31, 2026 and 2025 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. We retained all four of the workers' compensation programs up for renewal during the three months ended March 31, 2026. Workers' compensation gross premiums written decreased during the 2026 three-month period as compared to the same period of 2025 which primarily reflected the non-renewal of policies related to programs in run-off totaling $2.4 million, partially offset by higher audit premium. A majority of policies expiring in these programs were renewed as traditional business in our Workers' Compensation Insurance segment or in other alternative market programs. Policies that were renewed as traditional business in our Workers' Compensation Insurance segment that were previously written as alternative market policies totaled $1.8 million for the 2026 three-month period. As of March 31, 2026, in-force premium related to policies in the non-renewed programs totaled $3.4 million and we expect to renew the majority of these policies as traditional business or in other alternative market programs over the remainder of 2026.
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended March 31
	2026	2025	Change
Ceded premiums ratio	15.9%	15.4%	0.5 pts
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Gross premiums earned	$12,490	$13,343	$(853)	(6.4%)
Less: Ceded premiums earned	1,731	1,846	(115)	(6.2%)
Net premiums earned	$10,759	$11,497	$(738)	(6.4%)
The decrease in net premiums earned during the three months ended March 31, 2026 as compared to the same period of 2025 reflected the non-renewal of three SPCs during 2025, as previously discussed.
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
Calendar year and current accident year net loss ratios for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31
	2026	2025	Change
Calendar year net loss ratio	49.3%	65.8%	(16.5	pts)
Less impact of prior accident years on the net loss ratio	(12.3%)	(3.0%)	(9.3	pts)
Current accident year net loss ratio	61.6%	68.8%	(7.2	pts)
The current accident year net loss ratio decreased for the 2026 three-month period as compared to the same period of 2025, primarily driven by a reduction in average claim severity, partially offset by changes in estimated program year aggregate reinsurance recoveries, which increased the 2026 three-month period loss ratio by 2.7 percentage points as compared to 2.3 percentage points for the same period of 2025.
We recognized net favorable prior year reserve development of $1.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. The development for the 2026 three-month period was driven by net favorable development in the workers' compensation business reflecting favorable trends in claim closing patterns primarily in accident years 2022 through 2024. The development for the 2025 three-month period was driven by net favorable development in the workers' compensation business reflecting favorable trends in claim closing patterns primarily in accident years 2022 through 2024.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting Expense Ratio (the Expense Ratio)
See further information regarding our Segregated Portfolio Cell Reinsurance segment's underwriting, policy acquisition and operating expenses in Note 12 of the Notes to Condensed Consolidated Financial Statements. The underwriting expense ratios included the impact of the following:

Three Months Ended March 31
	2026	2025	Change
Underwriting expense ratio, as reported	34.8%	36.0%	(1.2 pts)
Less: impact of audit premium on expense ratio	(3.5%)	(2.4%)	(1.1 pts)
Underwriting expense ratio, excluding the effect of audit premium	38.3%	38.4%	(0.1 pts)
Excluding the effect of audit premium, the underwriting expense ratio was relatively unchanged for the 2026 three-month period as compared to the same period of 2025.

Segment Results - Corporate
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance segment as discussed in Note 15 of the Notes to Consolidated Financial Statements in our December 31, 2025 report on Form 10-K. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and foreign currency exchange rate gains and losses.
Segment results for the three months ended March 31, 2026 and 2025 exclude transaction-related costs including the associated income tax benefit as we do not consider these items in assessing the financial performance of the segment. These transaction-related costs are attributable to the proposed merger transaction with The Doctors Company. For additional information on the proposed merger transaction with The Doctors Company, see Note 1 of the Notes to Condensed Consolidated Financial Statements. Segment results for our Corporate segment were net earnings of $23.9 million and $18.0 million for the three months ended March 31, 2026 and 2025, respectively, and included the following:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Net investment income	$39,011	$36,135	$2,876	8.0%
Equity in earnings (loss) of unconsolidated subsidiaries	$2,938	$4,015	$(1,077)	(26.8%)
Net investment gains (losses)	$(2,856)	$(1,358)	$(1,498)	(110.3%)
Other income (expense)	$(1,046)	$(7,283)	$6,237	85.6%
Operating expense	$8,337	$8,102	$235	2.9%
Interest expense	$5,090	$5,160	$(70)	(1.4%)
Income tax expense (benefit)	$732	$229	$503	219.7%
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Fixed maturities	$37,068	$34,404	$2,664	7.7%
Equities	806	878	(72)	(8.2%)
Short-term investments, including Other	2,686	2,250	436	19.4%
BOLI	454	618	(164)	(26.5%)
Investment fees and expenses	(2,003)	(2,015)	12	(0.6%)
Net investment income	$39,011	$36,135	$2,876	8.0%
Fixed Maturities
Income from our fixed maturities increased during the 2026 three-month period as compared to the same period of 2025 driven by higher average book yields as we take advantage of the current interest rate environment as our portfolio matures. Average investment balances were approximately 1.3% lower for the 2026 three-month period as compared to the same period of 2025.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2026	2025
Average income yield	4.0%	3.6%
Average tax equivalent income yield	4.0%	3.6%
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less, are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments increased for the 2026 three-month period primarily due to higher average investment balances.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
All other investments, primarily investment fund LPs/LLCs	$2,886	$4,070	$(1,184)	(29.1%)
Tax credit partnerships	52	(55)	107	194.5%
Equity in earnings (loss) of unconsolidated subsidiaries	$2,938	$4,015	$(1,077)	(26.8%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs decreased for the 2026 three-month period as compared to the same period of 2025 primarily due to the performance of three LPs/LLCs which reflected lower market valuations during the fourth quarter of 2025.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. These tax credit partnership investments are reaching the end of their lifecycle, therefore partnership operating losses and tax benefits associated with these investments have been and are expected to continue to be nominal in amount. However, we may receive distributions from time to time due to the sale of properties, as was the case during the first quarter of 2026. See additional information on our tax credit partnership investments in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended March 31
(In thousands)	2026	2025
Total impairment gains (losses)
Corporate debt	$—	$(415)
Asset-backed securities	7	260
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	(102)
Net impairment gains (losses) recognized in earnings	7	(257)
Gross realized gains, available-for-sale fixed maturities	573	774
Gross realized (losses), available-for-sale fixed maturities	(2,992)	(2,605)
Net realized gains (losses), trading fixed securities	8	9
Net realized gains (losses), equity investments	—	(848)
Net realized gains (losses), other investments	22	—
Change in unrealized holding gains (losses), trading fixed securities	3	(188)
Change in unrealized holding gains (losses), equity investments	(467)	1,795
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(10)	(40)
Other	—	2
Other net investment gains (losses)	(2,863)	(1,101)
Net investment gains (losses)	$(2,856)	$(1,358)
For the three months ended March 31, 2026, we recognized a nominal reversal of credit-related impairment losses in earnings related to the sale of asset-backed securities. For the three months ended March 31, 2025, we recognized $0.3 million of credit-related impairment losses in earnings and a reversal of a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses in earnings for the three months ended March 31, 2025 primarily related to four corporate bonds in the real estate sector, partially offset by the reversal of credit-related impairment losses in earnings due to the sale of a corporate bond in the consumer sector.
During the three months ended March 31, 2026, we recognized $2.9 million of other net investment losses driven by realized losses from the sale of certain available-for-sale fixed maturities. We recognized $1.1 million of other net investment losses during the three months ended March 31, 2025 driven by realized losses from the sale of certain available-for-sale fixed maturities and, to a lesser extent, the sale of equity investments, partially offset by unrealized holding gains resulting from changes in the fair value of our equity investments.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Operating expenses	$9,897	$9,755	$142	1.5%
Management fee offset	(1,560)	(1,653)	93	(5.6%)
Total	$8,337	$8,102	$235	2.9%
Operating expenses remained relatively unchanged for the 2026 three-month period as compared to the same period of 2025. The change in operating expenses for the 2026 three-month period as compared to the same period of 2025 was comprised of individually insignificant components.
Core domestic insurance subsidiaries within our Specialty P&C segment and our Workers' Compensation Insurance segment are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were consistent between 2026 and 2025, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Interest Expense
Interest expense includes the impact of our Interest Rate Swaps, which are designated as highly effective cash flow hedges to manage our exposure to interest rate risk due to variability in the base rates on the borrowings under both the Revolving Credit Agreement and Term Loan. See further discussion on our outstanding debt in Note 7 of the Notes to Condensed Consolidated Financial Statements and additional information regarding our Interest Rate Swaps in Note 8 of the Notes to Condensed Consolidated Financial Statements.
Interest expense for the three months ended March 31, 2026 and 2025 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2026	2025	Change
Contribution Certificates (including accretion)(1)	$1,747	$1,734	$13	0.7%
Revolving Credit Agreement (including fees and amortization)	1,938	2,143	(205)	(9.6%)
Term Loan (including fees and amortization)	1,689	1,977	(288)	(14.6%)
(Gain)/loss on cash flow hedges reclassified from AOCI	(284)	(694)	410	(59.1%)
Interest expense	$5,090	$5,160	$(70)	(1.4%)
(1) Includes accretion of approximately $0.3 million for each of the three months ended March 31, 2026 and 2025, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

Interest expense remained relatively unchanged for the three months ended March 31, 2026 as compared to the same period of 2025.
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

	Three Months Ended March 31
(In thousands)	2026	2025
Corporate segment income tax expense (benefit)	$732	$229
Income tax expense (benefit) - transaction-related costs*	—	(739)
Consolidated income tax expense (benefit)	$732	$(510)
*Represents the income tax benefit associated with the deductible professional fees paid related to the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to Condensed Consolidated Financial Statements). The majority of transaction‑related costs incurred during the three months ended March 31, 2026 had not yet been paid as of period end; accordingly, the associated income tax benefit was deferred, resulting in no impact on total income tax expense. These costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

Listed below are the primary factors affecting our consolidated effective tax rate for the three months ended March 31, 2026 and 2025. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax income recognized during the three months ended March 31, 2026 as compared to the consolidated pre-tax loss recognized during the same period of 2025. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon the pre-tax income during the three months ended March 31, 2026 versus a pre-tax loss during the same period of 2025. These factors include the following:

	Three Months Ended March 31
	2026		2025
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$1,931	21.0%	$(1,330)	21.0%
State and local income tax, net of federal tax effect	(194)	(2.1%)	(170)	2.7%
Foreign tax effects:
United Kingdom
Change in valuation allowance	111	1.2%	—	—%
Other	(192)	(2.1%)	249	(3.9%)
Non-taxable or non-deductible items:
Change in limitation of future deductibility of certain executive compensation	(496)	(5.5%)	440	(6.9%)
Transaction-related costs(1)	23	0.3%	315	(5.0%)
Tax-exempt income(2)	(177)	(1.8%)	(249)	3.9%
Tax deficiency (excess tax benefit) on share-based compensation	(600)	(6.5%)	332	(5.2%)
Other	307	3.3%	(95)	1.5%
Other adjustments	19	0.2%	(2)	—%
Total income tax expense (benefit)	$732	8.0%	$(510)	8.1%
(1) Represents the tax impact of the non-deductible portion of transaction-related costs paid during the three months ended March 31, 2026 and 2025 associated with the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to Condensed Consolidated Financial Statements).
(2) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
Our effective tax rate for the 2026 and 2025 three-month periods as shown in the table above differed from our projected annual effective tax rate of 20.2% and 22.0%, respectively, due to certain discrete items. When we utilize the estimated annual effective tax rate method, certain items are treated as discrete items and are reflected in the effective tax rate in the period in which they are included in net income (loss). These discrete items decreased our effective tax rate by 12.2% for the 2026 three-month period due to the change in expected limitation on certain executive compensation and the additional tax benefit that resulted from share-based compensation that vested during the current period. For the 2025 three-month period, these discrete items decreased our effective tax rate by 13.9% and were comprised of individually insignificant components.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and foreign currency risk. There have been no material changes in the quantitative or qualitative aspect of our market risk profile since December 31, 2025. For additional information regarding our exposure to certain market risks, please refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" section of ProAssurance's December 31, 2025 report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2026. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our December 31, 2025 report on Form 10-K and other documents we file with the SEC, such as our current reports on Form 8-K. There have been no material changes to the "Risk Factors" disclosed in Part 1, Item 1A of ProAssurance's December 31, 2025 report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
January 1 - January 31, 2026	—	N/A	—	$55,902
February 1 - February 28, 2026	—	N/A	—	$55,902
March 1 - March 31, 2026	—	N/A	—	$55,902
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROASSURANCE CORPORATION
May 5, 2026

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)